Form 10-Q
period 2013-09-30
Citizens Independent Bancorp, Inc.
filed 2013-12-13
CIK 1553830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:    333-191004

Citizens Independent Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-1441050
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

188 West Main Street, Logan Ohio	43138
(Address of principal executive offices)	Zip Code

(740) 385-8561
(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐         No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐         No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers    ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐          No ☒

As of December 12, 2013, the latest practicable date, 345,368 shares of the registrant’s no par value common stock were issued and outstanding.

CITIZENS INDEPENDENT BANCORP, Inc. FORM 10-Q

For the Three and Nine Month Periods Ended September 30, 2013 and 2012

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

CITIZENS INDEPENDENT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2013 (Unaudited) and December 31, 2012

(Dollars in Thousands, except Share and Per Share Data)	2013	2012
ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$6,469	$9,781
Federal funds sold	13,220	778

Total cash and cash equivalents	19,689	10,559

Securities available for sale	37,296	44,765
Other investment securities	859	908
Loans held for sale	0	677
Loans	149,227	167,020
Allowance for loan losses	(4,850)	(5,204)
Net loans	144,377	161,816

Premises and equipment, net	3,399	3,677
Accrued interest receivable	597	535
Deferred income taxes	255	27
Other real estate owned	2,998	2,767
Other assets	901	830
TOTAL ASSETS	$210,371	$226,561

LIABILITIES
Deposits
Noninterest-bearing	$20,427	$18,891
Interest-bearing	173,893	190,916
Total deposits	194,320	209,807

Borrowed funds	6,414	6,566
Accrued interest payable	1,907	2,032
Other liabilities	1,825	2,288
TOTAL LIABILITIES	204,466	220,693

SHAREHOLDERS’ EQUITY
Cumulative preferred stock of no par value; 100,000 shares authorized, 0 shares issued and outstanding	0	0
Common stock of no par value; 900,000 shares authorized, 399,748 and 370,780 issued and outstanding, respectively	9,307	8,807
Common stock subscribed, unissued	0	500
Retained earnings	3,796	3,117
Treasury stock, at cost, 54,380 and 53,755, respectively	(6,590)	(6,529)
Accumulated other comprehensive income	(608)	(27)

TOTAL SHAREHOLDERS’ EQUITY	5,905	5,868

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$210,371	$226,561

See notes to the consolidated financial statements.

CITIZENS INDEPENDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars Amounts in Thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$2,154	2,357	6,657	7,357
Interest on investment securities:
Taxable	128	169	398	479
Tax-exempt	63	66	185	200
Federal funds sold	7	7	11	25
Total interest income	2,352	2,599	7,251	8,061
Interest expense
Interest on deposits	387	542	1,222	1,816
Interest on borrowings	117	121	352	360
Total interest expense	504	663	1,574	2,176

Net interest income	1,848	1,936	5,677	5,885
Provision for loan losses	0	2,168	191	4,837
Net interest income after provision for loan losses	1,848	(232)	5,486	1,048

Noninterest income
Service fees and overdraft charges	128	139	383	370
Net gains (losses) on sale of securities	0	0	31	412
Net gain on sale of loans	29	55	112	128
Net gain (loss) on sale of repossessed assets	125	0	118	(30)
Credit Card income and fees	81	60	242	178
Other income	92	169	236	375
Total noninterest income	455	423	1,122	1,433

Noninterest expense
Salaries and employee benefits	883	932	2,747	2,772
Net occupancy and equipment expense	276	311	830	987
Other real estate owned expense	46	148	48	334
Professional fees	229	266	530	637
Data processing	91	74	264	208
Stationary and Supplies	80	87	240	243
Advertising	43	128	138	210
FDIC insurance premium	135	126	405	379
Franchise tax	24	88	72	216
Other operating expense	290	689	655	1,180
Total noninterest expense	2,097	2,849	5,929	7,166

Income (loss) before income taxes	206	(2,658)	679	(4,685)
Income tax expense (benefit)	0	0	0	0

Net income (loss)	$206	(2,658)	679	(4,685)

Basic earnings (loss) per common share	$0.60	(8.38)	2.08	(14.78)
Diluted earnings (loss) per common share	$0.60	(8.38)	2.08	(14.78)

See notes to the consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in Thousands)

	Three Months Ended
	September 30,
	2013	2012

Net Income (Loss)	$206	$(2,658)

Unrealized holding gain (loss) on securities:
Net securities loss arising during period	(38)	257
Tax effect	13	(87)
Other comprehensive income (loss), net of tax	(25)	170
Comprehensive income (loss)	$181	$(2,488)

	Nine Months Ended
	September 30,
	2013	2012

Net Income (Loss)	$679	$(4,685)

Unrealized holding gain (loss) on securities:
Net securities gain (loss) arising during period	(867)	462
Tax effect	286	(157)
Reclassification adjustment for gain recognized in income	0	(412)
Tax Effect	0	140
Other comprehensive income (loss), net of tax	(581)	33
Comprehensive income (loss)	$98	$(4,652)

See notes to the consolidated financial statements.

5

CITIZENS INDEPENDENT BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2013	2012

Balance at beginning of period	$5,868	$18,227

Net income (loss)	679	(4,685)
Other comprehensive gain (loss)	(581)	33

Purchase of Treasury Stock	(61)	0

Balance at end of period	$5,905	$13,575

See notes to the consolidated financial statements.

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(Dollars in thousands)
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$679	$(4,685)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Provision for loan losses	191	4,837
Depreciation and amortization	279	320
Investment securities amortization (accretion), net	193	183
Provision for loss on real estate owned	0	153
Change in value of bank owned life insurance	(3)	(2)
(Gain) loss on sale of repossessed assets	(118)	30
(Gain) loss on sale of investments	(31)	(412)
Net gain on sale of loans	(112)	(128)
Proceeds from sale of loans	4,312	4,128
Loans originated for sale	(4,200)	(4,000)
Net change in:
Accrued interest receivable	(62)	(64)
Accrued interest payable	(125)	(41)
Other assets	(71)	241
Other liabilities	(463)	429
Net cash provided by (used in) operating activities	469	989

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	0	(26,653)
Proceeds from maturities of available-for-sale securities	6,467	5,224
Proceeds from sales of available-for-sale securities	80	14,833
Net change in loans	15,392	4,463
Proceeds from the sale of real estate	2,430	168
Purchases of premises and equipment	(8)	(191)
Net cash provided by (used in) investing activities	24,361	(2,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(15,487)	(8,291)
Net increase (decrease) in short-term borrowings	0	(225)
Repayments of FHLB advances	0	(27)
Payments on loans payable	(152)	0
Purchase of treasury stock	(61)	0

Net cash provided by (used in) financing activities	(15,700)	(8,543)

Net increase (decrease) in cash and cash equivalents	9,130	(9,710)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,559	21,890

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,689	$12,180

Cash paid during the period for interest	$1,699	$2,301
Cash paid during the period for income taxes	0	25
Loans transferred to other real estate owned	2,532	282

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
LOGAN, OHIO
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Citizens Independent Bancorp, Inc. (Bancorp) is a bank holding company for the Citizens Bank of Logan (the Bank, collectively referred to as the “Company”) engaged in the business of commercial and retail banking services with operations conducted through offices in Hocking, Athens and Fairfield counties. These communities and surrounding areas are the source of substantially all the Company's deposit and loan activities. Secured loans are secured by business assets, consumer assets, residential real estate and non-residential real estate. The majority of Company income is derived from commercial, real estate and retail lending activities and investments. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

In October 2012, the Bank entered into publicly available Consent Orders with the FDIC and DFI (collectively referred to as the Orders) which require the Bank to take a number of actions. Significant among the required actions is the development of a capital plan which will result in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its total assets at a minimum of 8.50% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. The Orders contain a number of listed deliverables and filing deadlines.

Basis of Presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles (GAAP) for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the nine and three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The accounting and reporting policies of the Bancorp and the Bank, conform to accounting principles generally accepted in the United States and practices in the banking industry.

The consolidated balance sheet as of December 31, 2012 has been extracted from audited financial statements included in the Company’s 2012 filing on Form S-1 and the amended filing on Form S-1/A. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s, June 30, 2013 Form S-1 and subsequent amended Form S-1/A filed with the Securities and Exchange Commission.

Information is presented in these notes with dollars expressed in thousands, unless otherwise noted or specified.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Basis of Consolidation
The consolidated financial statements include the accounts of the Company.  The financial statements of the Bank include the accounts of its wholly-owned subsidiaries, Countywide Mortgage Company, Countywide Loan Company and Citizens Travel Center.  All significant intercompany transactions and balances have been eliminated.

Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company has not yet determined the effect that the adoption of this pronouncement will have on its financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company has not yet determined the effect that the adoption of this pronouncement will have on its financial statements.

Note 2 - Earnings per Common Share

Earnings per common share are net income available to common shareholders divided by the weighted average common shares outstanding during the period. The factors used in the earnings per share computation follow:

Weighted average shares used in determining basic and diluted earnings per share for the three months ended September 30, 2013 and 2012.

	(Dollars in thousands)

	2013	2012

Net income (loss) available to common shareholders	$206	$(2,658)

Weighted average common shares outstanding	345,368	317,025

Basic and diluted earnings (loss) per common share	$0.60	$(8.38)

Weighted average shares used in determining basic and diluted earnings per share for the nine months ended September 30, 2013 and 2012.

	(Dollars in thousands)

	2013	2012

Net income (loss) available to common shareholders	$679	$(4,685)

Weighted average common shares outstanding	325,753	317,025

Basic and diluted earnings (loss) per common share	$2.08	$(14.78)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:

Available-for-sale
	(Dollars in thousands)

	September 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government Securities	$1,202	$2	$0	$1,204	$1,961	$9	$0	$1,970
U.S. government Federal agencies	13,944	5	252	13,697	15,970	142	0	16,112
State & local Governments	7,461	353	9	7,985	7,768	506	0	8,274
Mortgage backed Securities	14,509	50	149	14,410	18,199	210	0	18,409

Total	$37,296	$410	$410	$37,296	$43,898	$867	$0	$44,765

The following is a summary of maturities of securities available-for-sale as of September 30, 2013:

	(Dollars in thousands) Securities available-for-sale
Amounts maturing in:	Amortized Cost	Fair Value

One year or less	$3,424	$3,479
After one year through five years	12,549	12,731
After five years through ten years	6,814	6,676
Mortgage backed securities	14,509	14,410

Total	$37,296	$37,296

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Investment securities with a carrying amount of approximately $34,752,000 and $33,234,000 were pledged to secure deposits as required or permitted by law at September 30, 2013 and December 31, 2012, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	Losses	Value	losses
	(Dollars in thousands)
September 30, 2013:

U.S. government
Federal agencies	$12,402	$252	$0	$0	$12,402	$252
State & local
governments	571	9	0	0	571	9
Mortgage-backed
securities	9,284	149	0	0	9,284	149

Total	$22,257	$410	$0	$0	$22,257	$410

No securities were in an unrealized loss position as of December 31, 2012.

The investment portfolio contains unrealized losses of direct obligations of U.S. securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision. As management has the ability to hold debt securities until maturity, or the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the bank to retain its investment in the issuer for a period of time sufficient to allow for any recovery in fair value.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

The following schedule summarizes the charge-offs and recoveries, by loan segment, charged to the allowance for loan losses (in thousands) for the three months ended:

	September 30,	September 30,
	2013	2012
Allowance at beginning of period	$4,725	$3,259
Provision for credit losses	0	2,168
Charge-offs:
Commercial	177	31
Real Estate	1	19
Consumer	3	26
Total charge-offs	$181	$76
Recoveries
Commercial	111	0
Real Estate	183	7
Consumer	12	8
Total Recoveries	306	$15
Ending allowance	$4,850	$5,366

The following schedule summarizes the charge-offs and recoveries, by loan segment, charged to the allowance for loan losses (in thousands) for the nine months ended:

	September 30,	September 30,
	2013	2012
Allowance at beginning of period	$5,204	$4,229
Provision for credit losses	191	4,837
Charge-offs:
Commercial	607	2,943
Real Estate	388	721
Consumer	152	100
Total charge-offs	$1,147	$3,764
Recoveries
Commercial	351	0
Real Estate	209	24
Consumer	42	40
Total Recoveries	602	$64
Ending allowance	$4,850	$5,366

The following tables present the recorded investment with respect to impaired loans and the related allowance by portfolio segment at the dates indicated:

	Collectively Evaluated		Individually Evaluated		Total
(Dollars in thousands)
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
	losses	in loans	losses	in loans	losses	in loans
September 30, 2013
Commercial	$3,474	$80,317	$996	$10,294	$4,470	$90,611
Real estate	114	31,991	103	830	217	32,821
Consumer	31	25,344	132	451	163	25,795
Total	$3,619	$137,652	$1,231	$11,575	$4,850	$149,227

December 31, 2012
Commercial	$3,248	$99,015	$1,598	$11,126	$4,846	$110,141
Real estate	199	27,781	4	958	203	28,739
Consumer	84	27,619	71	421	155	28,140
Total	$3,531	$154,515	$1,673	$12,505	$5,204	$167,020

As part of its monitoring process, the Company utilizes a risk rating system which quantifies the risk the Company estimates it has assumed when entering into a loan transaction and during the life of that loan. The system rates the strength of the borrower and the transaction and is designed to provide a program for risk management and early detection of problems. Loans are graded on a scale of 1 through 8, with a grade of 4 or below classified as “Pass” rated credits. Following is a description of the general characteristics of risk grades 5 through 8:

5 – Special Mention - The weighted overall risk associated with this credit is considered higher than normal (but still acceptable) or the loan possesses deficiencies which corrective action by the Bank would remedy, thereby reducing risk.

6 – Substandard  - The weighted overall risk associated with this credit (based on each of the Bank’s creditworthiness criteria) is considered undesirable, the credit demonstrates a well-defined weakness or the Bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected.

7 – Doubtful - Weakness makes collection or liquidation in full (based on currently existing facts) improbable.

8 – Loss- This credit is of little value and not warranted as a bankable asset.  Accordingly, the Bank does not carry any loans on the books that are graded 8 – loss, instead charges off these loans.

The Company’s strategy for credit risk management includes ongoing credit examinations and management reviews of loans exhibiting deterioration of credit quality. A deteriorating credit indicates an elevated likelihood of delinquency. When a loan becomes delinquent, its credit grade is reviewed and changed accordingly. Each downgrade to a classified credit results in a higher percentage of reserve to reflect the increased likelihood of loss for similarity graded credits. Further deterioration could result in a certain credit being deemed impaired resulting in a collateral valuation for purposes of establishing a specific reserve which reflects the possible extent of such loss for that credit.

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at September 30, 2013 and December 31, 2012  (in thousands).

Commercial Credit Exposure
Credit risk profile by credit worthiness category

	Commercial		Commercial
	Mortgage		Other
Category	09/30/13	12/31/12	09/30/13	12/31/12

Pass	$60,531	$77,371	$8,586	$11,568
5	11,350	10,218	253	2,691
6	6,976	5,096	2,804	512
7	111	2,380	0	305
Total	$78,968	$95,065	$11,643	$15,076

Consumer Credit Exposure
Credit risk by credit worthiness category

	Residential
	Real Estate
Category	09/30/13	12/31/12

Pass	$31,066	$27,450
5	961	649
6	794	640
7	0	0
Total	$32,821	$28,739

Consumer Credit Exposure
Credit risk profile by credit worthiness category

	Consumer		Consumer		Consumer
	Equity		Auto		Other
Category	09/30/13	12/31/12	09/30/13	12/31/12	09/30/13	12/31/12

Pass	$7,184	$7,336	$12,287	$13,514	$5,590	$6,082
5	246	296	86	115	141	373
6	108	17	85	156	62	241
7	0	0	6	10	0	0
Total	$7,538	$7,649	$12,464	$13,795	$5,793	$6,696

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing commercial, mortgage and consumer loans. The following tables set forth certain information regarding the Company’s impaired loans by class (in thousands), segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods indicated:

	Recorded	Unpaid Principal	Related
September 30, 2013	Investment	Balance	Allowance

With no related allowance recorded:
Commercial mortgage	$8,328	$9,573	$0
Commercial other	20	22	0
Residential real estate	106	145	0
Consumer Auto	11	11	0
Consumer Equity	49	49	0
Subtotal	8,514	9,800	0

With an allowance recorded:
Commercial mortgage	1,180	1,756	387
Commercial other	766	896	609
Consumer mortgage	722	732	103
Consumer auto	132	135	12
Consumer equity	190	191	60
Consumer other	71	72	60
Subtotal	3,061	3,782	1,231
Total	$11,575	$13,582	$1,231

	Recorded	Principal	Related
December 31, 2012	Investment	Balance	Allowance

With no related allowance recorded:
Commercial mortgage	$1,204	$1,435	$0
Commercial other	4,794	5,732	0
Residential real estate	839	1,898	0
Consumer equity	6	6	0
Consumer auto	218	218	0
Consumer other	29	29	0
Subtotal	7,090	9,318	0

With an allowance recorded:
Commercial mortgage	3,883	4,810	968
Commercial other	1,245	1,719	630
Residential real estate	119	122	4
Consumer equity	168	169	71
Subtotal	5,415	6,820	1,673
Total	$12,505	$16,138	$1,673

The following tables present the average recorded investments in impaired loans and the amount of interest income recognized on impaired loans after impairment by class for the periods indicated. (in thousands).

Three months ended September 30, 2013
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
September 30, 2013
Commercial:
Mortgage	$8,328	$36	$1,181	$2	$9,509	$38
Other	20	0	766	1	786	1
Residential real estate	106	0	723	5	829	5
Consumer:
Equity	49	0	189	3	238	3
Auto	12	0	131	2	143	2
Other	0	0	71	0	71	0
Total	$8,515	$36	$3,061	$13	$11,576	$49

Nine months ended September 30, 2013

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
September 30, 2013
Commercial:
Mortgage	$6,656	$108	$2,293	$5	$8,949	$113
Other	2,382	0	865	3	3,247	3
Residential real estate	533	0	413	16	946	16
Consumer:
Equity	66	0	141	9	207	9
Auto	180	0	65	6	246	6
Other	14	0	37	1	50	1
Total	$9,831	$108	$3,814	$40	13,645	$148

December 31, 2012

Commercial:
Mortgage	$4,984	$18	$3,405	$65	$8,389	$83
Other	4,744	202	964	0	5,708	202
Residential real estate	959	11	103	0	1,062	11
Consumer:
Equity	86	0	90	12	176	12
Auto	349	20	0	0	349	20
Other	28	0	0	0	28	0
Total	$11,150	$251	$4,562	$77	$15,712	$328

The following table summarizes information relative to loan modification determined to be troubled debt restructurings (TDRs) during the nine months ended September 30, 2013 and September 30, 2012 (in thousands) -

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment
September 30, 2013
Commercial mortgage	1	$287	$283
Commercial other	1	212	202

Consumer auto	2	29	28
Total	4	$528	$513

September 30, 2012
Commercial mortgage	5	$1,040	$408
Real estate residential	2	56	54
Consumer auto	16	145	112
Total	23	$1,241	$574

The following table summarizes information relative to loan modification determined to be TDRs during the three months ended September 30, 2013 and September 30, 2012 (in thousands).

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment
September 30, 2013
Commercial mortgage	1	$287	$283
Commercial other	1	212	202

Total	2	$5,572	$4,724

No loans were modified as TDRs during the three months ended September 30, 2012.
(1) – Pre-modification balance is calculated using loan balance day prior to modification as TDR.

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Loan terms that may be modified due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, a reduction in the face amount of the debt, a reduction of the accrued interest, temporary interest-only payments, or re-aging, extensions, deferrals, renewals and rewrites. In mitigation, additional collateral, a co-borrower or a guarantor may be requested.

Loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have in some cases been taken against the outstanding loan balance. The allowance for impaired loans that has been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows, discounted at the loan’s original effective interest rate. Management exercises significant judgment in developing these determinations.

There have been no financing receivables modified as TDRs within the previous twelve months that have subsequently defaulted as of September 30, 2013.

The following table presents the loan portfolio by class summarized by aging categories, at September 30, 2013 and December 31, 2012:

							Recorded
							Investment
(In thousands)	30-59	60-89	>90				>90 Days
	Days	Days	Days	Total		Total	and
2013	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial
Mortgage	$1,116	$84	$4,142	$5,342	$73,626	$78,968	$0
Other	37	0	137	174	11,469	11,643	0
Residential
Mortgage	149	159	320	628	32,193	32,821	0
Consumer
Equity	49	0	16	65	7,473	7,538	0
Auto	74	11	11	96	12,368	12,464	0
Other	18	85	0	103	5,690	5,793	0
Total	$1,443	$339	$4,626	$6,408	$142,819	$149,227	$0

							Recorded
							Investment
(In thousands)	30-59	60-89	>90				>90 Days
	Days	Days	Days	Total		Total	and
2012	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial
Mortgage	$1,842	$1,135	$5,084	$8,061	$87,004	$95,065	$0
Other	280	351	523	1,154	13,922	15,076	0
Residential
Mortgage	149	0	339	488	28,251	28,739	0
Consumer
Equity	17	0	17	34	7,615	7,649	0
Auto	23	9	78	110	13,685	13,795	0
Other	9	2	29	40	6,656	696	0
Total	$2,320	$1,497	$6,070	$9,887	$157,133	$167,020	$0

The following summarizes by loan class (in thousands) on nonaccrual status at September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
Commercial
Mortgage	6,565	$6,391
Other	728	1,728
Residential real estate
Real estate, 1-4 family	497	798
Consumer
Equity	81	17
Auto	36	91
Other	60	0
Total	$7,967	$9,025

NOTE 5 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair Value Measurements and Disclosures of the FASB ASC, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Fair value accounting guidance excluded certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit approximate their fair values. Fair values for fixed -rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated contractual expected monthly maturities on time deposits.

Accrued interest: The carrying amounts of accrued interest approximate the fair values.

Borrowed funds: The carrying amounts of borrowed funds which mature within 90 days approximate their fair values. The fair values of other borrowed funds are estimated using discounted cash flow analysis that applies interest rates currently offered on similar instruments.

Fair Value Hierarchy

The Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on inputs other than quoted prices included with level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements
	at September 30, 2013 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:

Available for sale securities

U.S. government securities	$0	$1,204	$0
U.S. government federal agencies	0	13,697	0
State & local governments	0	7,985	0
Mortgage backed securities	0	14,410	0

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

Fair Value Measurements
at September 30, 2013 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:

Impaired loans	$0	$0	$11,575
Other real estate owned	0	0	2,998

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements
	at December 31, 2012 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:

Available for sale securities

U.S. government securities	$0	$1,970	$0
U.S. government federal agencies	0	16,112	0
State & local governments	0	8,274	0
Mortgage backed securities	0	18,409	0

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

Fair Value Measurements
at December 31, 2012 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets:

Impaired loans	$0	$0	$12,205
Other real estate owned	0	0	2,767

The estimated fair values of the Bank's financial instruments are as follows:

	(Dollars in thousands)
			Quoted
			Prices in
			Active	Significant
			Markets	Other	Significant
	2013		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$19,689	$19,689	$19,689	$0	$0
Investment securities	37,296	37,296	0	37,296	0
Other investment securities	859	859	0	0	859
Loans held for sale	0	0	0	0	0
Loans, net	144,377	149,248	0	0	149,248
Accrued interest receivable	597	597	0	0	597

Financial liabilities:
Noninterest-bearing deposits	$20,427	$20,427	$20,427	$0	$0
Interest-bearing deposits	173,893	174,171	0	174,171	0
Borrowed funds	6,414	6,414	0	6,414	0
Accrued interest payable	1,907	1,907	0	0	1,907

	(Dollars in thousands)
			Quoted
			Prices in
			Active	Significant
			Markets	Other	Significant
	2012		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$10,559	$10,559	$10,559	$0	$0
Investment securities	44,765	44,765	0	44,765	0
Other investment securities	908	908	0	0	908
Loans held for sale	677	677	0	0	677
Loans, net	161,816	163,717	0	0	163,717
Accrued interest receivable	535	535	0	0	535

Financial liabilities:
Noninterest-bearing deposits	$18,891	$18,891	$18,891	$0	$0
Interest-bearing deposits	190,916	193,161	0	193,161	0
Borrowed funds	6,566	6,563	0	6,563	0
Accrued interest payable	2,032	2,032	0	0	2,032

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.  No derivatives were held by the Company for trading purposes.

Item 2 – Management Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements contained in this quarterly report are not historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, or “continue” or the negative thereof or other variations thereon or comparable terminology, and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of market and other factors. The Company assumes no obligation to update any forward-looking statements.

Management Discussion and Analysis as of September 30, 2013

Overview. Citizens Independent Bancorp. Inc. (“Holding Company,” “Bancorp,” “we” or “our”) was organized under the laws of the State of Ohio in 1994 as the bank holding company for The Citizens Bank of Logan (“Citizens Bank” or “Bank”) under the Bank Holding Company Act of 1956, as amended.  Bancorp and the Bank are sometimes collectively referred to herein as the Company.  Holding Company is headquartered in Logan, Ohio, and offers a broad range of financial services through Citizens Bank, an Ohio chartered commercial bank. The Bank is currently regulated by the Federal Deposit Insurance Corporation and the Ohio Division of Financial Institutions. Holding Company is regulated by the Federal Reserve Bank of Cleveland.

Citizens Bank is engaged in the business of commercial and retail banking. The Bank’s primary market area is Hocking, Fairfield and Athens Counties, Ohio. The Bank serves this market through four full service locations, which include the Bank’s main office located at 188 West Main Street, Logan, Hocking County, Ohio, and four limited service locations. The Bank maintains drive-up facilities as well as ATM equipment at all branches. The principal economic activities in the Bank’s market area include manufacturing, the service sector for local universities, tourism, construction, healthcare, retailing, and food services.  The Bank grants residential real estate, commercial real estate, commercial and industrial and consumer loans to customers primarily located in the Bank’s footprint of Hocking, Athens and Fairfield counties.

This Management Discussion and Analysis is intended to provide shareholders with a more comprehensive analysis of the issues facing management than can be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the consolidated financial statements and related footnotes and selected financial data elsewhere in this prospectus.

The Bank’s profitability, as with most financial institutions, is significantly dependent upon net interest income, which is the difference between interest received on interest earning assets, such as loans and security and the interest paid on interest bearing liabilities, principally deposits and borrowings.  During a period of economic slowdown the lack of interest income from non-performing assets and additional provision for loan loss can greatly reduce profitability.  Results of operations are also impacted by non-interest income, such as service charges on deposit accounts and fees on other services, income from lending services as well as non-interest expense such as salaries and employee benefits, occupancy expense, professional and other services and other expenses.

For the nine months ended September 30, 2013, the Company earned net income of $679 thousand or $2.08 per share, compared to a net loss of $4.7 million or ($14.78) per share for the nine months ended September 30, 2012.

Key items affecting the Company’s results for the first nine months of 2013 –

•
Net interest income declined by $208 thousand year-over-year for the nine months ended September 30, 2013 from the nine months ended September 30, 2012.    An $810 thousand decline in interest income was partially offset by a $602 thousand decrease in interest expense.

•
Non-interest income declined by $311 thousand or 21.7% to $1.1 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012.  The decrease can be attributed to a 2012 investment portfolio transaction that resulted in a $412 thousand gain on sale of securities.

•
Non-interest expense declined by $1.2 million or 17.3% to $5.9 million for the nine months ended September 30 2013 in comparison to the nine months ended September 30, 2012.  The decline in expense can be attributed to reductions in OREO holding costs, legal fees and advertising expense.

•
Non-performing loans were $8.0 million and $9.0 million respectively as of September 30, 2013 and December 31, 2012, the period over period decrease can primarily be attributed to the re-classification of $2.5 million of principal from non-accrual loans to other real estate owned (OREO).  A $3.0 million commercial loan relationship was placed on non-accrual status during May 2013.  Management believes that the loan is well collateralized and expects that all interest and principal due will be collected.

•
Gross loans declined $17.8 million or 10.7% to $149.2 million as of September 30, 2013 from $167.0 million as of December 31, 2012.  The decline can be attributed to the transfer of $2.5 million of non-performing principal to OREO and the $26.9 million of principal reductions received during the first nine months of 2013.

•	Deposits declined $15.4 million or 7.4% to $194.3 million as of September 30, 2013 from $209.8 million as of December 31, 2012.

26

•
Shareholder equity at the Company increased $37 thousand or 0.6% to $5.9 million as of September 30, 2013 from the December 31, 2012 equity position.  Net income of $679 thousand was mostly offset by a $581 thousand decrease in other comprehensive income resulting from the recognition in equity of an unrealized loss on the Company’s available for sale investment portfolio during the first nine months of 2013.  The Bank’s equity position increased $598 thousand to $11.7 million as of September 30, 2013.  Tier I Leverage Capital and Total Risk Based Capital at the Bank were 5.71% and 10.19%, respectively, as of September 30, 2013 and 4.78% and 8.13% as of December 31, 2012.  Both ratios are under the 8.5% and 11.5% required under the Orders.

Comparison of Results of Operations for the Nine Months Ended September 30, 2013 and September 30, 2012

For the nine months ended September 30, 2013, the Company earned net income of $679 thousand, a $5.4 million increase from the $4.7 million net loss reported as of September 30, 2012.  The return to profitability can primarily be attributed to a $4.6 million reduction in loan loss provision and a $1.3 million reduction in non-interest expense for the nine months ended September 30 2013 in comparison to the nine months ended September 30, 2012. Net interest income for the nine months ended September 30, 2013 was $5.7 million, a decrease of $208 thousand or 3.54% from the nine months ended September 30, 2012.

Distribution of Assets, Liabilities, and Shareholders’ Equity
For the nine months ended September 30, 2013, and 2012
(Dollars In Thousands)

	2013			2012
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income / Expense	Rate	Balance	Income / Expense	Rate
Interest-Earning Assets:
Loans receivable (1) (2)	$161,320	6,657	5.58%	169,604	7,357	5.86%
Securities (3)	41,075	555	1.83%	42,050	651	2.09%
Fed Funds Sold	7,599	12	0.21%	17,110	25	0.20%
FHLB stock	859	27	4.25%	859	28	4.41%
Total interest-earning assets	210,853	7,251	4.65%	229,623	8,061	4.75%
Non-interest-earning assets	13,819			14,701

Total Assets	$224,672			244,324

Interest-Bearing Liabilities:
Interest-bearing deposits	$186,594	1,222	0.89%	202,804	1,816	1.21%
FHLB advances	-	-	0.00%	1,125	13	1.56%
Other borrowings	6,490	352	7.33%	6,600	347	7.11%
Total interest-bearing liabilities	193,084	1,574	1.10%	210,529	2,176	2.08%
Non-interest bearing demand deposits	17,094	-		16,249	-
Total including non-interest-bearing demand deposits	210,178	1,574		226,778	2,176
Other non-interest liabilities	8,150			5,683
Total Liabilities	218,328			232,461
Stockholders’ equity	6,344			11,863
Total liabilities and stockholders’ equity	$224,672			244,324
Net interest income; interest rate spread		5,677	3.55%		5,885	2.66%

Net interest margin			3.60%			3.43%
Average interest-earning assets to average interest- bearing liabilities			109.20%			109.07%

(1) Loan fees are immaterial amounts
(2) Non-accrual loans are included in average loan balance
(3) Interest Income for tax-exempt securities is not calculated on a tax-exempt basis.

Interest income for the nine months ended September 30, 2013 was $7.3 million, an $810 thousand or 10.0% decrease from the $8.1 million earned during the nine months ended September 30, 2012. The yield on earning assets declined 10 bps to 4.65% as of September 30, 2013 from 4.75% as of September 30, 2012. Interest income earned from the loan portfolio decreased $700 thousand or 9.5% to $6.7 million as of September 30, 2013 from $7.4 million for the nine months ended September 30, 2012. The decrease in interest income from the loan portfolio can be attributed to both the $8.3 million decrease in average loans year-over year and a 28 bps decrease in the yield, which was 5.58% for the nine months ended September 30, 2013. The yield on earning assets was impacted by the classification of $3.5 million of loan principal to non-accrual status, resulting in the reversal of $93 thousand of accrued interest income during the first nine months of 2013. One loan relationship comprised $3.0 million of the non-accrual activity during the first nine months of 2013. Management believes that the loan is adequately collateralized and expects that all principal and interest due will be collected.

Interest income from the investment portfolio declined $96 thousand or 14.7% to $555 thousand for the nine months ended September 30, 2013 from $651 thousand for the nine months ended September 30, 2012.  Average assets for the securities portfolio declined by $975 thousand or 2.3%, as management decided to not reinvest returned principal and interest in the investment portfolio, instead holding the funds in cash. The yield declined 26 bps or 12.4% to 1.83%, which can be attributed, in part, to 2012 investment portfolio transaction that resulted in the sale of $14.8 million of investment securities yielding 2.66% and the purchase of $26.7 million in investment securities yielding 1.66%.

Interest expense for the nine months ended September 30, 2013 was $1.6 million, a $602 thousand or 27.6% decrease from the $2.2 million of interest expense for the nine months ended September 30, 2012. Interest expense for deposits declined $594 thousand or 32.7% to $1.2 million for the nine months ended September 30, 2013 from $1.8 million for the nine months ended September 30, 2012. The cost of deposits was 89 bps as of September 30, 2013 and 121 bps as of September 30, 2012. The decrease resulted, in part, from a pricing strategy of setting competitive deposit rates but no longer being the market leader as had been the case in prior years. This strategy, in part, has resulted in a $16.2 million or 8.0% decline in average deposits year-over-year. The run off has been most prevalent in the money market savings accounts ($7.5 million or 13.2% year-over-year decrease) and time deposits ($9.4 million or 7.7% year-over-year decrease).

Interest expense for other borrowings was $352 thousand for the nine months ended September 30, 2013 and $360 thousand for the nine months ended September 30, 2012.   Interest expense on borrowings is related to three loans to the Bancorp totaling $6.4 million as of September 30, 2013.  Please refer to “Other Borrowings”section below for details regarding these loans.

Comparison of Results of Operations for the Three Months Ended September 30, 2013 and September 30, 2012

For the three months ended September 30, 2013, the Company earned net income of $206 thousand or $0.60 per share, a $2.9 million increase from the $2.7 million or ($8.38) per share net loss reported for the three months ended September 30, 2012.  The return to profitability can primarily be attributed to a $2.2 million reduction in loan loss provision and an $752 thousand reduction in non-interest expense for the three months ended September 30 2013 when compared to the three months ended September 30, 2012. Net interest income for the three months ended September 30, 2013 was $1.8 million, a decrease of $88 thousand or 4.5% from the three months ended September 30, 2012.

Distribution of Assets, Liabilities, and Shareholders’ Equity
For the three months ended September 30, 2013, and 2012
(Dollars In Thousands)

	2013			2012
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income / Expense	Rate	Balance	Income / Expense	Rate
Interest-Earning Assets:
Loans receivable (1) (2)	$156,189	2,154	5.52%	164,871	2,357	5.72%
Securities (3)	38,045	182	1.91%	47,744	225	1.89%
Fed Funds Sold	12,516	7	0.22%	12,232	7	0.23%
FHLB stock	859	9	4.19%	859	10	4.66%
Total interest-earning assets	207,609	2,352	4.53%	225,706	2,599	4.61%
Non-interest-earning assets	11,899			13,816

Total Assets	$219,508			239,522

Interest-Bearing Liabilities:
Interest-bearing deposits	$199,935	387	0.77%	216,335	542	1.00%
FHLB advances	-	-	0.00%	1,115	3	1.08%
Other borrowings	6,496	117	7.20%	6,600	118	7.15%
Total interest-bearing liabilities	206,431	504	0.98%	224,050	663	1.18%
Non-interest bearing demand deposits	21,865	-		5,930	-
Total including non-interest-bearing demand deposits	228,296	504		229,980	663
Other non-interest liabilities	7,759			5,663
Total Liabilities	236,055			235,643
Stockholders’ equity	(16,547)			3,879
Total liabilities and stockholders’ equity	$219,508			239,522
Net interest income; interest rate spread		1,848	3.55%		1,936	3.42%

Net interest margin			1.78%			1.71%
Average interest-earning assets to average interest- bearing liabilities			100.57%			100.74%

(1) Loan fees are immaterial amounts
(2) Non-accrual loans are included in average loan balance
(3) Interest Income for tax-exempt securities is not calculated on a tax- exempt basis.

Interest income for the three months ended September 30, 2013 was $2.4 million, a $247 thousand or 9.5% decrease from the $2.6 million earned during the three months ended September 30, 2012.  The yield on earning assets declined 8 bps to 4.53% for the three months ended September 30, 2013 from 4.61% for the three months ended September 30, 2012.  Interest income earned from the loan portfolio decreased $203 thousand or 8.6% to $2.2 million for the three months ended September 30, 2013 from $2.4 million for the three months ended September 30, 2012.  The decrease in interest income from the loan portfolio can be attributed to both the $8.7 million decrease in average loans year-over year and a 20 bps decrease in the yield, which was 5.52% for the three months ended September 30, 2013.

Interest income from the investment portfolio declined $43 thousand or 19.1% to $182 thousand for the three months ended September 30, 2013 from $225 thousand for the three months ended September 30, 2012.  Average assets for the securities portfolio declined $9.7 million and the yield increased by 2 bps.  The decrease in assets and increase in yield can be attributed, in part, to transactions executed by management during 2012 that resulted in the sale of $14.8 million of investment securities yielding 2.66% and the purchase of $26.7 million in investment securities yielding 1.66%.

Interest expense for the three months ended September 30, 2013 was $504 thousand, a $159 thousand or 24.0% decrease from the $663 thousand of interest expense for the three months ended September 30, 2012. Interest expense for deposits declined $155 thousand or 28.6% to $387 thousand for the three months ended September 30, 2013.

Interest expense for other borrowings was $117 thousand for the three months ended September 30, 2013 and $121 thousand for the three months ended September 30, 2012.

Non-Interest Income.  Non-interest income, which consists primarily of fees and commissions earned on services that are provided to the Bank’s customers, and to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income, decreased $311 thousand or 21.7% to $1.1 million for the nine months ended September 30, 2013 from $1.4 million for the nine months ended September 30, 2012.  The period-over-period decrease in non-interest income can primarily be attributed to a $412 thousand gain recognized from the sale of investment securities in 2012.  The following is a discussion of other significant year-over-year changes in other material non-interest income categories:

•
Income from service fees increased $13 thousand or 3.5% to $383 thousand for the nine months ended September 30, 2013 from $370 thousand for the nine months ended September 30, 2012. The increase can primarily be attributed to a $12 thousand period over period increase in revenue from the Bank’s overdraft protection product.

•
Secondary market commission income declined by $16 thousand or 12.5% to $90 thousand for the nine months ended September 30, 2013 from $128 thousand for the nine months ended September 30, 2012. The decline is due, in part, to a management decision during the fourth quarter of 2012 to begin retaining a larger percentage of mortgage loans in-house rather than selling to the secondary market.

•
Gains of sale of OREO properties totaled $118 thousand for the nine months ended September 30, 2013, an increase of $148 thousand for the nine months ended September 30, 2012. During the first nine months of 2013, the Company sold 14 properties with a carrying value of $2.1 million.

•
Other income declined $139 thousand or 37.1% during the first nine months of 2013 to $236 thousand. The decline can primarily be attributed to a $20 thousand decline in ATM Fees, a $30 thousand decline in other loan fees and a $33 thousand decline in other income.

For the three months ended September 30, 2013, non-interest income increased $32 thousand or 7.6% to $455 thousand compared to the three months ended September 30, 2012.  The increase can primarily be attributed to a $125 thousand gain from the sale of several OREO properties during September 2013. The following is a discussion of other significant year-over-year changes in other material non-interest income categories:

•	Service fee income declined by $11 thousand or 7.9% to $128 thousand for the three months ended September 30, 2013.
•	Income from the sale of loans to the secondary market declined by $26 thousand or 47.3% to $29 thousand for the three months ended September 30, 2013.
•	Other income declined by $77 thousand or 45.6% to $92 thousand due to declining ATM fees and loan fee income.

Non-Interest Expense.  Non-interest expense, which consists primarily of personnel, occupancy, equipment and other operating expenses, decreased by $1.2 million or 17.3% to $5.9 million for the nine months ended September 30, 2013 from $7.2 million for the nine months ended September 30, 2012.  The decline can primarily be attributed to an expense reduction initiation that has led to a $107 thousand period-over-period reduction in professional fees and $72 thousand of advertising expense.  The following is a discussion of significant year-over-year changes for other material non-interest expense categories:

•      Salary and benefit expense was flat at $2.7 million for the nine months ended September 30, 2013 and 2012.
•      Occupancy and equipment expense declined by $157 thousand or 15.9% to $830 thousand for the nine months ended September 30, 2013 from the nine months ended September 30, 2012.  The decline can be attributed $30 decline in utility expense period over period and a $7 thousand decrease in maintenance expense.
•      OREO expense declined by $284 thousand to $48 thousand for the nine months ended September 30, 2013.  The decline can be attributed to management’s campaign to liquidate all OREO properties held as of December 31, 2012 of which only five of the twelve properties remained as of September 30, 2013.  The year-to-date number is impacted by the recapture of $50 thousand of valuation allowance for one OREO property.
•      Franchise tax expense declined by $144 thousand or 66.7% for the nine months ended September 30, 2013 to $72 thousand.  The decline can be attributed to the significant decline in capital that occurred during 2012.
•      Other operating expense declined $525 thousand or 44.5% to $655 thousand for the nine months ended September 30, 2013.  The decline is primarily attributable to the non-recurrence of approximately $400 thousand of expense associated with the terminated 2012 capital campaign.

Non-interest expense declined by $752 thousand or 26.4% to $2.1 million for the three months ended September 30, 2013 compared to $2.9 million for the three months ended September 30, 2012.  The decline is primarily attributable to the expensing of $400 thousand of costs associated with the failed 2012 capital campaign during the three months ended September 30, 2012 and the previously referenced expense reduction campaign initiated in December 2012.  The following is a discussion of significant year-over-year changes for other material non-interest expense categories:

•      Salary and benefit expense declined by $49 thousand to $883 thousand for the three months ended September 30, 2013
•      Advertising expense declined by $85 thousand or 66.4% to $43 thousand and professional fees declined by $37 thousand or 13.9% to $229 thousand for the three months ended September 30, 2013.

Provision for Loan Losses.  The Company establishes an allowance for loan losses through charges to earnings, which are shown in the consolidated statement of income as the provision for loan losses. Through the provision for loan losses, an allowance is maintained that reflects management’s best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. In evaluating the allowance for loan losses, management considers various factors that include loan growth, the amount and composition of the loan portfolio, (including non-performing and potential problem loans), diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current delinquency levels, the estimated value of the underlying collateral, prevailing economic conditions and other relevant factors. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part. Impacting the provision for loan losses in any accounting period are several factors including the amount of loan growth during the period, broken down by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality, and ultimately, the results of management’s assessment of the inherent risks of the loan portfolio.

Provisions for loan losses totaled $191 thousand and $4.8 million for the nine months ended September 30, 2013 and 2012, respectively. The $5.0 million reduction in provision resulted from a $17.8 million or 10.7% decline in gross loans from the December 31, 2012 balance of $167.0 million and a $7.3 million provision made in 2012.

Management considers the allowance for loan losses at September 30, 2013 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Company’s financial condition and results of operations.

Changes in Condition from December 31, 2012 to September 30, 2013.

Overview, Total assets declined $16.2 million or 7.2% to $210.4 million on September 30, 2013 from $226.6 million on December 31, 2012.

Loan Portfolio.  Gross loans decreased $17.8 million or 10.7% to $149.2 million as of September 30, 2013 from a balance of $167.0 million on December 31, 2012.  The decrease is the net effect of new origination activity totaling $15.9 million, and $29.6 million of principal reduction for the first nine months of 2013.  Principal reductions also included loan charge-offs of $1.1 million and transfers to OREO totaling $2.5 million.   The new originations were primarily consumer loans, with mortgage originations totaling $6.6 million and other consumer loan originations of $3.5 million.  The emphasis on consumer lending is part of a strategic initiative to re-balance the loan portfolio to be more equally weighted between commercial and consumer loans.  This trend is expected to continue for the remainder of 2013.

Loan Portfolio Distribution
	September 30, 2013	December 31, 2012
(in thousands)	Amount	Amount
Commercial and Agricultural	$25,694	$29,694
Real Estate Construction	2,837	3,093
Real Estate Mortgage	97,633	110,206
Home equity	6,674	6,982
Installment Loans to Individuals	16,389	17,045
Total loans	$149,227	$167,020

  The Company’s loan portfolio represents its largest and highest yielding assets. The fundamental lending business of the Company is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience, while loans secured by personal property, such as auto loans, are generally expected to experience more elevated credit losses. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Declining economic conditions have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

               To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with strong oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits. Executive management has implemented the following measures to manage credit risk in the loan portfolios:

1)	Reviewed all underwriting guidelines for various loan portfolios and have strengthened underwriting guidelines where needed;
2)
Evaluated outside loan review parameters, engaging the services of a well-established firm to continue with such loan review, addressing not only specific loans but underwriting analysis, documentation, credit evaluation and risk identification;

3)	Increased the frequency of internal reviews of past due and delinquent loans to assess probable credit risks early in the delinquency process to minimize losses;
4)
Aggressively seeks ownership and control, when appropriate, of real estate properties, which would otherwise go through time-consuming and costly foreclosure proceedings to effectively control the disposition of such collateral;

5)	Aggressively obtaining updated financial information on commercial credits and performing analytical reviews to determine debt source capacities in business performance trends; and
6)	Engaged a well-established auditing firm to analyze the Company’s loan loss reserve methodology and documentation.

Allowance for Loan Loss (ALLL). The ALLL represents management’s estimate of losses inherent in the loan portfolio. The allowance is actively maintained to ensure future earnings are not impacted by credit losses. Reserves are based on historical loss analysis, assessment of current portfolio and market conditions, and any identified loss potential in specific credits. Reserve levels are recommended by senior management on a quarterly basis and approved by the Board of Directors.

The ALLL is composed of a reserve to absorb probable and quantifiable losses based on current knowledge of the loan portfolio and a reserve to absorb losses which are not specifically identified, but can be reasonably expected.

Following the guidelines set forth in GAAP, Interagency Policy Statements on the Allowance for Loan and Lease Losses and all other relevant supervisory guidance, the adequacy of the ALLL is ensured by applying consistent methods of identification, analysis, computation, documentation and reporting.

The Bank’s ALLL has two components, the general reserve and the specific reserve. Included in the general reserve is the environmental reserve.

The general reserve is calculated by applying annualized net loan losses taken during a 36 month rolling look back period to the current loan portfolio, less any loans considered in the specific reserve analysis. To reflect the variations in risk of different loan products, the portfolio is segmented by collateral type, borrower type, and underwriting process.

The specific reserve is the calculated impairment of all loans classified as impaired, with a minimum outstanding principal balance of $100,000. A loan is classified as impaired when it is probable that the Bank will not be able to collect all amounts due according to the loan agreement’s contractual terms. All loans classified as TDRs are also evaluated in the specific reserve. Impairment is measured based on one of the three following methods:

•	Present value of expected future cash flows discounted at the loan’s effective interest rate;
•	Loan’s observable market price; or
•	Fair value of the collateral if the loan is collateral dependent.

               The environmental reserve allows management to consider qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical loss experience. The Bank’s environmental reserve considers 11 risk factors which are evaluated as minimal, low, moderate, or high risk. As the overall risk level of the environmental factors increases, the proportion of the loan portfolio held in reserve also increases. Risk factors considered in the analysis are:

•	Lending experience, with particular attention paid to new lenders;
•	Exceptions to loan policy;
•	Rate of total portfolio delinquency;
•	Growth rate of loan portfolio;
•	Exposure to commercial loan concentrations;
•	Exposure to “watch list” loans;
•	Consumer sentiment;
•	General economic conditions;
•	Regulatory risk;
•	Unemployment, with particular attention paid to local unemployment; and
•	Vintage risk, with particular attention paid to underwriting procedures at time loans were made.

Borrowed funds totaled $6.4 million as of September 30, 2013, a $152 thousand or 2.3% decrease from December 31, 2012 balance. The borrowings consist of three loans to the Bancorp from outside creditors. The loans must be repaid from Bancorp cash. Per the Consent Order with the FDIC, the Bank is not permitted to make any form of payments to Bancorp. As of September 30, 2013, Bancorp’s cash position was $278 thousand.  The Company believes that adequate liquidity remains at the Holding Company to make all remaining debt service payments in 2013. Management is attempting to sell the remainder of the OREO property held at the Bancorp, which should generate adequate liquidity to meet all required debt servicing payments in 2014 and is presently engaged in a stock offering, a portion of which will be maintained at the Bancorp for debt service and other general corporate purposes.

Other Borrowings

Description	Balance of Loan As of 09/30/2013	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$5,000,000	8.00%	Monthly	Interest Only	12/29/2015
Loan 2	$807,818	4.75%	Monthly	Amortizing	11/21/2019
Loan 3	$606,604	4.25%	Monthly	Amortizing	6/26/2019

No FHLB borrowings were outstanding as of September 30, 2013 or December 31, 2012. The Bank had an approved FHLB line-of-credit of $13.2 million as of September 30, 2013. In addition, the Company has collateralized federal fund lines of $6.8 million with the FRB and $1.0 million with Great Lakes Bankers Bank.   Neither line was drawn upon as of September 30, 2013.  The FHLB line was secured via the pledge of mortgage loans totaling $25.8 million, the Federal Reserve federal fund line is secured via the pledge of $9.7 million of automobile loans and the Great Lakes Bankers Bank line is secured via the pledge of a security with a book value of $1.2 million.

Concentrations of Credit Risk.    Financial institutions such as Citizens Bank generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. The Bank’s loan portfolio is concentrated geographically in central Ohio. Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for income generating property totaled $19.9 million at September 30, 2013, which represents 13.3% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 2.9% at September 30, 2013. Management has also identified sub-prime loans (less than a 660 credit score) and unsecured loans as concentrations. As of September 30, 2013, loans to sub-prime borrowers totaled $12.5 million (8.4% of total portfolio), with 5.3% 30 days or more past due. In addition, unsecured loans totaled $5.6 million as of September 30, 2013 with off-balance sheet risk totaling $8.2 million. The delinquency rate in this category, which is any loan 30 days or more past due, was 3.9% at September 30, 2013.

Liquidity and Capital Resources.   The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash (used) generated by operating activities was $469 thousand and $989 thousand for the first nine months of 2013 and 2012. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense and increases and decreases in other assets and liabilities.

The primary investing activity of the Bank is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities.

In considering the more typical investing activities, during the first nine months of 2013, $6.5 million was generated from the combination of maturity, pay-downs, calls or sale of available-for-sale investment securities and $15.4 million was provided by a decline in the loan portfolio. During the first nine months of 2012, $20.1 million was generated from the combination of maturity, pay-downs, calls or sale of available-for-sale investment securities and $4.5 million was provided by a decline in the loan portfolio while $26.7 million was used to purchase available-for-sale investment securities in 2012.  No securities have been purchased during the first nine months of 2013.

For 2013, total deposits decreased by $15.5 million. For 2012, total deposits decreased by $8.3 million. For additional information about cash flows from the Company’s operating, investing and financing activities. See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There are no matters required to be reported under this item.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2013.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.”

CITIZENS INDEPENDENT BANCORP

FORM 10-Q

Quarter ended September 30, 2013

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
There are no matters required to be reported under this item.

Item 1A.	Risk Factors
There has been no material change in the nature of the risk factors as set forth in the Company’s Registration Statement No. 333-191004 on Form S-1 filed on September 5, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There are no matters required to be reported under this item.

Item 3.	Defaults upon Senior Securities.
There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures.
There are no matters required to be reported under this item.

Item 5.	Other Information.
There are no matters required to be reported under this item.

Item 6.	Exhibits.

Exhibit No.	Exhibit

3.1
Amended and Restated Articles of Citizens Independent Bancorp, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed September 5, 2013 (Registration No. 333-191004).

3.2
Amended and Restated Regulations of Citizens Independent Bancorp, Inc. incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed September 5, 2013 (Registration No. 333-191004).

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Citizens Independent Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of  Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

Citizens Independent Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS INDEPENDENT BANCORP
(Registrant)

Date: December 13, 2013	/s/ Ronald R. Reed

Ronald R. Reed
President and Chief Executive Officer

Date: December 13, 2013	/s/ James Livesay
James Livesay SVP and Chief Financial Officer

