Form 10-K
period 2013-12-31
Citizens Independent Bancorp, Inc.
filed 2014-03-31
CIK 1553830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑          Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-191004

CITIZENS INDEPENDENT BANCORP, INC.

(Exact name of registrant as specified in its charter)

OHIO	31-1441050
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

188 West Main Street Logan, OH	43138
(Address of principal executive offices )	(zip code)

Registrant’s telephone number, including area code: (740) 385-8561

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (Check one):

Large accelerated filer ☐          Accelerated filer ☐     Non-Accelerated filer  ☐            Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Based on the closing book price of the registrant’s common shares as of June 30, 2013, the aggregate value of the voting common shares held by non-affiliates was $5,337,000.

As of March 25, 2014, 556,733 shares of the registrant’s no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

INDEX

FORM 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

Citizens Independent Bancorp, Inc. (“Bancorp”) was organized under the laws of the State of Ohio in 1994 to be the bank holding company for The Citizens Bank of Logan (“Citizens Bank” or “Bank”). As a bank holding company, Bancorp is subject to regulation by the Federal Reserve Bank of Cleveland (“FRB”). The FRB regulates the types of banking and nonbanking activities in which the Company may engage. At this time, the Company is not directly engaged in any permissible nonbanking activities. The term “Company” is used in this Form 10-K to refer to Bancorp and Citizens Bank, collectively.

Chartered in 1961, the Bank is an independent, community bank headquartered in Logan, Ohio, offering a broad range of financial services. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Ohio Division of Financial Institutions (“DFI”).

The Bank operates through its home office, located at 188 West Main Street, Logan, Ohio 43138, and six branch offices located in Athens and Hocking Counties in Ohio and a loan production office located in Fairfield County, Ohio. We seek to deliver exceptional quality service while providing innovative products. Our priority has been, and continues to be, to create shareholder value by establishing an attractive commercial banking franchise and providing valuable service through relationship-oriented employees who are committed to the communities that we serve and to building lasting customer relationships.

The Bank has two subsidiaries with assets. Citizens Independent Mortgage Company is an Ohio corporation that owns two parcels of real estate, neither of which generates income. Citizens Travel Center LLC is a travel agency organized as an Ohio limited liability company which was closed in 2013. The income statement and balance sheet of Citizens Travel were immaterial to these financial statements.

As of December 31, 2013, the Company had consolidated net assets of $200.9 million, total loans (net of allowance for loan losses, referred to as “net loans”) of $142.6 million, total deposits of $185.6 million, and shareholders’ equity of $5.6 million.

Primary Lines of Business

The Bank is a full service bank offering a wide variety of services to satisfy the needs of the consumer and commercial customers in our market area. Fundamental to our business are skilled bankers building full banking relationships with high quality customers. We believe that there is no substitute for knowing and understanding your customer when seeking attractive risk-adjusted returns in the extension of credit. We plan to continue to evaluate and adapt our services and product offerings as our customer base grows and the needs of the marketplace evolve.

The Bank currently offers banking services of traditional, independent community banks including demand deposit accounts, savings accounts, and certificates of deposit. The Bank’s loans are for any legitimate purpose, which includes commercial and industrial loans, real estate loans, including commercial income-producing real estate loans, construction and development loans, residential real estate loans, and consumer loans. Consumer loans offered include loans for the purpose of purchasing automobiles, recreational vehicles, personal residences, household goods, home improvements or for educational needs. The Bank’s business is not seasonal in any material respect.

The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower’s market or industry segment. Attributes of the relevant business market or industry segment include the competitive environment, customer and supplier power, threat of substitutes and barriers to entry and exit. Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio.

Our credit policy also provides detailed procedures for making loans to individuals along with the regulatory requirements to ensure that all loan applications are evaluated subject to our fair lending policy. Our credit policy addresses the common credit standards for making loans to individuals, the credit analysis and financial statement requirements, the collateral requirements, including insurance coverage where appropriate, as well as the documentation required. Our ability to analyze a borrower’s current financial health and credit history, as well as the value of collateral as a secondary source of repayment, when applicable, are significant factors in determining the creditworthiness of loans to individuals.

As of December 31, 2013, less than 3.4% of our total loan portfolio was unsecured, representing loans made to borrowers considered to be of sufficient financial strength to merit unsecured financing. As of December 31, 2013, approximately 38.6% of our total portfolio was fixed rate loans and approximately 61.4% of our total portfolio was variable rate loans.

Commercial and Industrial Loans. Our lending activities focus primarily on providing small- and medium-sized businesses, agricultural businesses and farms in our market area with commercial business loans. These loans are both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, equipment and machinery, lines of credit collateralized by inventory and accounts receivable, as well as any other purposes considered appropriate by our executive management. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash. Typically, we make equipment loans for a term of three to five years at fixed or variable interest rates with the loan amortized over the term. Equipment loans are generally secured by the financed equipment at advance ratios that we believe are appropriate for the equipment type.

In our credit underwriting process, we carefully evaluate the borrower’s industry, operating performance, liquidity and financial condition. We underwrite credits based on multiple repayment sources, including operating cash flow, liquidation of collateral and guarantor support, if any. As of December 31, 2013, approximately 96.8% of our commercial and industrial loans were secured and a significant portion of those loans were supported by personal guarantees. We closely monitor the operating performance, liquidity and financial condition of borrowers through analysis of periodic financial statements and meetings with the borrower’s management. As part of our credit underwriting process, we also review the borrower’s total debt obligations on a global basis.

Commercial Real Estate Loans. We make commercial real estate loans, or CRE loans, on income-producing properties. The primary collateral for CRE loans is a first lien mortgage on multi-family, office, warehouse, hotel or retail property plus assignments of all leases related to the properties. Our CRE loans generally have maturity dates that do not exceed five years, with amortization schedules of 15 to 25 years, with both floating and fixed rates of interest. We seek to reduce the risks associated with commercial mortgage lending by focusing our lending in our target markets and obtaining financial statements, tax returns or both from borrowers and guarantors at regular intervals. In underwriting commercial real estate loans, we consider the borrower’s financial strength, cash flow, liquidity, and credit. In the event there is more than one borrower on the loan, we analyze global cash flow of all borrowers.

We also make construction and land development loans generally to local builders, developers or persons who will ultimately not occupy the property being developed. We have no loans to national developers. Our construction and land development loans are intended to provide interim financing on the property and the principal amounts are based on percentages of the cost or as-completed appraised value of the property securing the loans. Additionally, when underwriting the loan, we consider the operating performance, liquidity, financial condition and the reputation of the borrower and any guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically does not exceed regulatory guidelines. Construction and land development loan funds are disbursed periodically at pre-specified stages of completion of construction and only after the project has been inspected by an experienced construction lender or third-party inspector. We carefully monitor these loans with on-site inspections and by closely monitoring disbursements.

CRE loans are secured by business and commercial properties. Typically our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well. As of December 31, 2013, we had $77.0 million in CRE loans outstanding, comprising approximately 52.3% of our total loan portfolio.

Residential Real Estate Loans. Our lending activities include the origination of first and second lien loans, including home equity line of credit loans, secured by residential real estate that is located primarily in our target markets. These customers would primarily include branch and retail banking customers. Typically our loan-to-value benchmark for these loans is below 90% at inception, with satisfactory debt-to-income ratios as well. As of December 31, 2013, we had a total of $34.0 million in outstanding residential real estate loans, comprising 23.1% of our total loan portfolio.

Personal Loans and Credit. We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats, and other recreational vehicles and the making of home improvements and personal investments. At December 31, 2013, we had $13.8 million in personal loans, which represented 9.4% of total loans.

Deposit Generation. We generate deposits primarily through offering a broad array of deposit products to individuals, businesses, associations, financial institutions and government entities in our geographic market. We generally seek a full banking relationship from our lending customers. This often includes encouraging a new customer to consider both business and personal checking accounts and other deposit services. Our deposit services include checking, savings, and money market accounts, certificates of deposit, direct deposit services, and telephone and internet banking. As of December 31, 2013, the Bank had total deposits of $185.6 million.

Stock Offering

On October 25, 2013, we commenced an offering for the sale of up to 369,754 of our common shares, without par value, at a subscription price of $15.39 per share (up to $5,690,514), which subscription price was intended to be equal to 90% of the book value per share of the Company on September 30, 2013. The offering has two components, a rights offering, which expired on January 31, 2014, followed by a public offering that is currently ongoing. Pursuant to the terms of the offering, if the Company does not receive aggregate subscriptions for at least $2,500,000 in the rights offering and the public offering before the expiration of the public offering (the “Minimum Subscription Condition”), the offering would be terminated, all subscriptions would be rejected and all subscription amounts received in the rights offering and the public offering would be returned to the subscribers.

Rights Offering

In the rights offering, for each of our common shares held by a shareholder on October 21, 2013, the record date of the rights offering, the shareholder received a subscription right to purchase one of our common shares at the $15.39 per share subscription price. In addition, for each two shares purchased by a shareholder in the rights offering, the Company will issue to the shareholder, for no additional consideration, a warrant entitling the shareholder to purchase, upon exercise of the warrant, one additional common share. The exercise price of each warrant share will be equal to 90% of the book value of a common share as reflected on the books of the Company on the last day of the month prior to the warrant exercise date. The warrant is exercisable until two years after the expiration date of the public offering, may be exercised only by payment of the warrant exercise price in cash and is non-transferable.

Public Offering

On February 1, 2014, following the expiration of the rights offering, the Company commenced the public offering of the common shares (and warrants) that were not subscribed for in the rights offering. The subscription price of the common shares, and the warrant terms, offered in the public offering are the same as those offered to the Company’s shareholders in the rights offering.

As of March 25, 2014, the Company had received subscriptions for the purchase of 211,365 common shares for an aggregate subscription price of $3,252,907 (inclusive of common shares sold in the rights offering and the public offering). The purchase of such common shares entitled the subscribers to acquire warrants to purchase an additional 105,682 common shares. As a result, the Minimum Subscription Condition was satisfied at that time, and the Company accepted such subscriptions and issued the common shares to the subscribers.

During the 2013 year-end accounting process, we discovered an accounting error in the reconciliation of the ATM settlement account that relates to 2012. Essentially a programming error resulted in undercollection of ATM fees due to the Bank. As a result of this program error, net income for 2012 was overstated by $344,000. To correct the error and as reported by the Company in a Form 8-K filed with the Securities and Exchange Commission on March 11, 2014, the Company has restated its books for 2012, increasing the net loss previously reported by $344,000. This increased net loss for 2012 causes a reduction in the per share book value of the Company as of September 30, 2013 from $17.10 to $16.10.

Because the subscription price of the common shares in the offering was based upon an incorrect per share book value as of September 30, 2013, the Board of Directors has amended the offering terms to provide each subscriber in the offering with the following two options:

Option 1 — Rescission Right

Any subscriber in the rights offering or the public offering who wishes to rescind his or her subscription may do so by sending, prior to April 30, 2014, a written letter by certified mail or reputable overnight courier, addressed to the attention of:

Ron Reed
President
Citizens Independent Bancorp, Inc.
188 West Main Street
Logan, Ohio 43138

requesting such rescission and enclosing the stock certificate(s) that were issued to the subscriber in the offering. Upon receipt of such materials, Citizens will promptly refund to such rescinding subscriber the full subscription amount paid by him or her.

Option 2 – Adjustment of Offering Price and Issuance of Additional Shares in Return for Original Investment

Any subscriber who does not wish to rescind his or her subscription will receive additional common shares of Citizens in return for his or her original subscription amount. The number of additional common shares to be received will be calculated as follows:

Formula to determine Number of Additional Shares to be Received:

Original subscription amount

divided by

$14.49 (90% of the adjusted per share book value of Citizens on September 30, 2013)

=

Total number of shares to be received by the subscriber

minus

Shares already received by the subscriber

=

Additional Shares to be received by the subscriber

Because those subscribers who previously subscribed for common shares in the offering have already received their stock certificates, the Company will issue an additional stock certificate to each such subscriber with respect to the appropriate number of additional shares. Any fractional common share that otherwise would be created by this adjustment will not be issued and, instead, the subscriber will be refunded the appropriate amount for the fractional share (based on the new $14.49 per share subscription price).

For purposes of providing clarity to subscribers who are considering Option 2, we have provided an example below:

EXAMPLE

Assume that subscriber originally purchased 100 shares at the original $15.39 per share price at a total subscription amount of $1,539.00. However, now that the per share price has been reduced from $15.39 to $14.49, this same subscriber would now be entitled to receive 106 shares for the same $1,539 investment. Citizens would issue a new certificate to the subscriber for the 6 additional shares and the 0.21 fractional share that would otherwise be created by this adjustment would, instead, be refunded through a cash payment to the subscriber in the amount of $3.04 ($14.49 X 0.21).

The Company originally intended to continue the public offering at the new $14.49 per share subscription price until March 31, 2014; however, because of the recision right being offered to investors that continues until April 30, 2014, the Board of Directors of the Company believes that it is appropriate to extend the public offering period until May 31, 2014. The Board of Directors also believes that it is unlikely that subscribers in the offering will exercise rescission rights in sufficient volume to cause the total amount raised by the Company in the offering (including the amount raised during the remaining period of the public offering) to be less than the $2,500,000 Minimum Subscription Condition. However, in the event that higher than expected rescissions cause the Minimum Subscription Condition not to be satisfied at the time of the expiration of the public offering, the Company will return to each subscriber his or her subscription amount promptly following such expiration (upon presentment of the stock certificate(s) that were issued to such subscriber in the offering). In such event, the Company will need to examine other alternatives to raising capital.

Employees

Bancorp does not have any employees. As of December 31, 2013, the Bank had approximately 62 full-time employees and 7 part-time employees. The future success of the Bank depends, in part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank believes that its employees are critical to the success of the institution. The Bank provides group health, dental, life and disability insurance for its employees. The Bank’s employees are not represented by a collective bargaining agreement and the Bank has never experienced a strike or similar work stoppage. The Bank considers its relationship with its employees to be satisfactory.

Market

We consider our primary market area to be Hocking and Athens Counties, Ohio. The Bank serves this market through four full service locations, which include the Bank’s main office located at 188 West Main Street, Logan, Hocking County, Ohio, three limited service locations, and a loan production office located in Fairfield County, Ohio. The principal economic activities in the Bank’s market area include manufacturing, the service sector for local universities, tourism, construction, healthcare, retailing, and food services.

Supervision and Regulation

Bancorp and the Bank are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the FDIC’s Deposit Insurance Fund and the banking system as a whole and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the FDIC’s Deposit Insurance Fund. They also may restrict Bancorp’s ability to repurchase its common shares or to receive dividends from the Bank and impose capital adequacy and liquidity requirements.

Bancorp is registered with the FRB as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a bank holding company, Bancorp is subject to regulation under the Bank Holding Company Act and to inspection, examination and supervision by the FRB.

The Bank, as an Ohio commercial bank, is subject to regulation, supervision and examination by the DFI and FDIC.

The following information describes selected federal and state statutory and regulatory provisions and is qualified in its entirety by reference to the full text of the particular statutory or regulatory provisions. These statutes and regulations are continually under review by the United States Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Bancorp and the Bank could have a material effect on their respective businesses.

Regulation of Bank Holding Companies. As a bank holding company, Bancorp’s activities are subject to extensive regulation by the FRB. Bancorp is required to file reports with the FRB and such additional information as the FRB may require, and is subject to regular examinations by the FRB.

The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:

•	assess civil money penalties;

•	issue cease and desist or removal orders; and

•	require that a bank holding company divest subsidiaries (including a subsidiary bank).

In general, the FRB may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.

Under FRB policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank. Under this policy, the FRB may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the shareholders if the FRB believes the payment of such dividends would be an unsafe or unsound practice.

The Bank Holding Company Act requires the prior approval of the FRB in any case where a bank holding company proposes to:

•	acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it;

•	acquire all or substantially all of the assets of another bank or another financial or bank holding company; or

•	merge or consolidate with any other financial or bank holding company.

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits a qualifying bank holding company to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company. Bancorp is not a financial holding company.

Each subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on the maintenance of reserves against deposits, extensions of credit to the bank holding company or any of its subsidiaries, investments in the shares or other securities of the bank holding company or its subsidiaries and the taking of such shares or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services. Various consumer laws and regulations also affect the operations of these subsidiaries.

Transactions with Affiliates, Directors, Executive Officers and Shareholders. Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W generally:

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate;

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates; and

•	require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate and other similar types of transactions.

A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the FRB. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

Regulation of Ohio Banks. Regulation by the DFI affects the internal organization of Citizens Bank, as well as its depository, lending and other investment activities. Periodic examinations by the DFI are usually conducted on a joint basis with the FDIC. Ohio law requires that Citizens Bank maintain federal deposit insurance as a condition of doing business. The ability of Ohio chartered banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC.

The ability of Citizens Bank to engage in any state-authorized activities or make any state-authorized investments, as principal, is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, national banks. Engaging as a principal in any such activity or investment not permissible for a national bank is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. Most equity and real estate investments (excluding office space and other real estate owned) authorized by state law are not permitted for national banks. Certain exceptions are granted for activities deemed by the FRB to be closely related to banking and for FDIC-approved subsidiary activities.

Any mergers involving or acquisitions of control of Ohio banks must be approved by the DFI. The DFI may initiate certain supervisory measures or formal enforcement actions against Ohio chartered banks. Ultimately, if the grounds provided by law exist, the DFI may place an Ohio chartered bank in conservatorship or receivership.

In addition to being governed by the laws of Ohio specifically governing banks, Citizens Bank is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing banks.

Federal Deposit Insurance Corporation. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry.

Insurance premiums for each insured depository institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information the FDIC determines to be relevant to the risk posed to the Deposit Insurance Fund by the institution. The assessment rate determined by considering such information is then applied to the amount of the institution’s average assets minus average tangible equity to determine the institution’s insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected institution(s), depending on the amount of the increase.

Insurance of deposits may be terminated by the FDIC upon a finding that the insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

Regulatory Capital. The FRB has adopted risk-based capital guidelines for bank holding companies and state member banks. The Office of the Comptroller of the Currency (the “OCC”) and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8%. At least half of the minimum total risk-based capital ratio (4%) must be composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred shares and qualified trust preferred securities, less goodwill and certain other intangible assets, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as “Tier 1” risk-based capital). The remainder of total risk-based capital (commonly known as “Tier 2” risk-based capital) may consist of certain types and amounts of each of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred shares not qualifying as Tier 1 capital, allowance for loan losses and net unrealized gains on available-for-sale equity securities.

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The FRB has established minimum leverage ratio guidelines for bank holding companies. The FRB guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the allowance for loan losses, goodwill and certain other intangibles), or “leverage ratio,” of 3% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other bank holding companies. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels. The OCC and the FDIC have each also adopted minimum leverage ratio guidelines for national banks and for state non-member banks, respectively.

The federal banking agencies have established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”

The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank’s capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes “critically undercapitalized” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank’s capital category. For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank’s capital plan for the plan to be acceptable.

In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

The current risk-based capital requirements adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks become applicable to banks supervised in the United States only when adopted into United States law or regulation. Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations. Community banking organizations, including the Bank, will begin transitioning to the new rules on January 1, 2015. The new minimum capital requirements are effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through, January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019. The existing Federal Reserve’s Small Bank Holding Company Policy Statement will continue to apply to Bancorp as a bank holding company with total consolidated assets of less than $500 million.

The following is a summary of the major changes from the current general risk-based capital rule:

•	higher minimum capital requirements, including a new common equity tier 1 capital ratio of 4.5% and criteria instruments must meet in order to be considered common equity tier 1 capital; a tier 1 capital ratio of 6.0%; the retention of a total capital ratio of 8.0%; and a minimum leverage ratio of 4.0%;

•	stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of certain instruments in tier 1 capital and a requirement that most regulatory capital deductions be made from common equity tier 1 capital;

•	restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if that organization does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter;

•	stricter limitations on the extent to which mortgage servicing assets, deferred tax assets and significant investments in unconsolidated financial institutions may be included in common equity tier 1 capital and the risk weight to be assigned to any amounts of such assets not deducted; and

•	increased risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and selected other changes in risk weights and credit conversion factors.

Fiscal and Monetary Policies. The business and earnings of Bancorp and the Bank are affected significantly by the fiscal and monetary policies of the United States government and its agencies. Citizens Bank is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. These policies are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits.

Privacy Provisions of Gramm-Leach-Bliley Act. Under the GLBA, federal banking regulators were required to adopt rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Patriot Act. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) was signed into law in October 2001. The Patriot Act gives the United States government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. Citizens Bank has established policies and procedures that are believed to be compliant with the requirements of the Patriot Act.

Dodd-Frank Act. On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion. Although some of the regulations have been adopted, many still have not, and the effect they will have on Bancorp and the Bank will not be known for years.

Among the provisions already implemented that have or may have an effect on Bancorp or its subsidiaries are the following:

•	the Consumer Financial Protection Bureau has been formed, which has broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

•	public companies in all industries are now required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation; and

•	the FRB has imposed on financial institutions with assets of $10 billion or more a cap on the debit card interchange fees the financial institutions may charge. Although the cap is not applicable to Citizens Bank, it may have an adverse effect on the Bank as the debit cards issued by the Bank and other smaller banks, which have higher interchange fees, may become less competitive.

Additionally, it is expected that new corporate governance requirements applicable generally to all public companies in all industries will be adopted that require other new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

As many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making, the ultimate effect on Bancorp and its subsidiaries cannot yet be determined. However, the implementation of certain provisions have already increased compliance costs and the implementation of future provisions will likely increase both compliance costs and fees paid to regulators, along with possibly restricting the operations of Bancorp and Citizens Bank.

Volcker Rule. In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it accepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions. Bancorp and Citizens Bank do not engage in any of the trading activities or have any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule.

Executive and Incentive Compensation. In June 2010, the FRB, the OCC and the FDIC issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Pursuant to the Joint Guidance, the FRB and FDIC will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as Bancorp and Citizens Bank. Such reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.

Regulatory Matters. Under applicable laws, the FDIC and the DFI, as the Bank’s primary regulators, and the FRB, as Bancorp’s primary federal regulator, have the ability to impose substantial sanctions, restrictions and requirements on us if they find, upon examination or otherwise, weaknesses with respect to our operations.

Based on the FDIC’s January 3, 2011 examination of Citizens Bank, the FDIC determined on May 3, 2011 that the Bank is in “troubled condition” within the meaning of federal statutes and regulations. As a result, certain limitations and regulatory requirements apply to the Bank, including but not limited to, prior approval of changes to senior executive management and directors and the payment of, or the agreement to pay, certain severance payments to officers, directors and employees. On June 11, 2011, the Bank entered into a Consent Order with the FDIC that was replaced by a revised Consent Order on October 23, 2012 (the “2012 Consent Order”). Further, the Bank entered into a written agreement with the DFI on July 6, 2011. This agreement was subsequently replaced with the DFI 2012 Agreement dated October 31, 2012 (the “DFI 2012 Agreement”). The 2012 Consent Order and DFI 2012 Agreement are nearly identical, and require the Bank to, among other things:

•	retain qualified management, including, at a minimum, a new chief financial officer with proven ability and experience in a bank of comparable size;

•	obtain approval of the FDIC and DFI prior to appointment of any senior executive officer or new director;

•	hold meetings of the Board of Directors no less frequently than monthly;

•	increase the board of directors’ participation in the affairs of the Bank;

•	add two new directors to the Board of Directors who are independent from the Bank and have senior level banking experience;

•	prepare and implement a written policy covering expense reimbursements to directors, officers and employees;

•	within 120 days, achieve and maintain Tier 1 Leverage Capital equal to at least 8.5% of total assets, and Total Risk Based Capital equal to at least 11.5% of risk-weighted assets;

•	prepare and implement a capital plan to comply with Tier 1 capital requirements, including a plan to seek a merger partner should the Company be unable to generate adequate capital to meet requirements established by the regulators;

•	subject to certain exceptions, not extend additional credit to any borrower whose loan with the Bank has been charged-off or adversely classified as “Loss,” “Substandard” or “Doubtful”;

•	charge-off all assets classified “Loss”;

•	prepare and implement a written plan to reduce the Bank’s risk exposure to each asset in excess of $250,000 which is more than 90 days delinquent or adversely classified as “Substandard” or “Doubtful”;

•	within 90 days, adopt and implement written lending and collection policies to address issues raised in the examination of the Bank related controls and procedures of the Bank’s lending function;

•	within 60 days, adopt and implement a written plan to reduce the loan concentration of credit identified in the examination of the Bank, and include procedures to restrict the creation of new concentrations and ensure that commercial unsecured lending does not exceed 80% of Tier 1 Capital and that total unsecured lending does not exceed 125% of Tier 1 Capital;

•	not declare or pay any dividends without prior FDIC and DFI approval;

•	not accept, renew or rollover any brokered deposits without a specific waiver from the FDIC;

•	within 30 days, develop and implement a profit and budget plan for all categories of income and expense for calendar years 2012 and 2013;

•	within 60 days, eliminate and/or correct all violations of law, rule and regulations identified in the examination;

•	within 90 days, develop and submit for FDIC and DFI approval a written contingency plan to address recommendations made in the examination, and upon FDIC approval, implement the plan;

•	within 90 days from the effective date of the 2012 Consent Order, develop and submit for FDIC approval a policy and procedure for managing the Bank’s sensitivity to interest rate risk; and

•	provide the regulators with written progress reports within 30 days of the end of each calendar quarter while the 2012 Consent Order is effective detailing the results of actions taken to comply with the 2012 Consent Order.

The Bank has taken the following actions in response to the 2012 Consent Order and DFI 2012 Agreement:

•	identified, secured FDIC and DFI approval, and hired a new Chief Financial Officer;

•	ensured that directors are well qualified and actively participate in the affairs of the Bank, holding meetings at least once per month;

•	revised and approved policies addressing expense reimbursements, sensitivity to interest rate risk and lending/collection;

•	implemented controls to limit the extension of credit to adversely rated relationships;

•	implemented written plans to reduce exposure to adversely rated loans, to reduce concentrations of credit and to address liquidity contingencies;

•	established a profit and budget plan for 2014 approved by the board of directors.;

•	complied with all restrictions and corrected violations of laws and regulations to the extent possible; and

•	inform banking regulators of progress with quarterly written reports and other correspondence as requested.

On April 5, 2013, the Bank entered into a memorandum of understanding with the FDIC (the “FDIC 2013 MOU”), which requires the Bank to, among other things:

•	ensure its compliance officer is held accountable for the duties assigned and provide appropriate support to effectively oversee the Bank’s compliance management system;

•	provide training to the compliance officer to assure adequate knowledge;

•	allocate adequate resources to administer the Bank’s compliance management system;

•	require the compliance officer to report directly to the Board each month;

•	correct violations listed in the report of examination;

•	implement a more comprehensive compliance policy;

•	enhance written compliance related policies and procedures;

•	implement effective monitoring of compliance with adopted policies and laws;

•	hold employees accountable for following adopted policies, procedures and regulatory requirements;

•	establish follow up procedures to verify that corrective actions were implemented; and

•	establish an effective audit program.

The Bank has completed all actions and submitted all progress reports required by the FDIC 2013 MOU.

On July 5, 2011, the Company entered into a memorandum of understanding with the FRB (the “FRB 2011 MOU”). The FRB 2011 MOU prohibits the Company from:

•	declaring or paying cash dividends without the prior written approval of the FRB;

•	taking dividends or any other form of payment representing a reduction in the Bank’s capital without the prior written approval of the FRB;

•	incurring, increasing or guaranteeing any debt without the prior written approval of the FRB; or

•	purchasing or redeeming any shares without the prior written approval of the FRB.

The DFI 2012 Agreement, FDIC 2013 MOU and FRB 2011 MOU (collectively, the “Informal Agreements”) are informal administrative actions that are not disclosed to the public. The 2012 Consent Order is a public document, and a copy is available from the FDIC’s website at www.fdic.gov. The 2012 Consent Order will remain in effect until terminated, modified, or suspended by the FDIC.

The regulatory restriction against the use of brokered deposits has not materially impacted Bank operations and is not expected to do so in the near future. The Bank has been able to identify alternate sources of liquidity that management believes will be sufficient for near term funding requirements. As of December 31, 2013, the Bank had a single brokered deposit totaling $3 million with a maturity date of March 23, 2015.

Management and the Board of Directors believe that appropriate actions have been taken to comply with the requirements of the 2012 Consent Order that have reached the required completion date (with the exception of Tier I and Total Risk Based Capital requirements) and will continue working to resolve all remaining items.

ITEM 1A - RISK FACTORS

The bank is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. These risks are not all inclusive. Additional risks and uncertainties that management is not aware, focused on, or currently deems immaterial may also impair the Bank’s business operations. If any of the following risks occur, the Bank’s financial condition could be materially and adversely affected, and you could lose all or part of your investment.

Failure to comply with the 2012 Consent Order could result in additional regulatory enforcement action, including the imposition of additional restrictions. Regulators could also instruct us to seek a merger partner.

Generally, these requirements are lifted only after subsequent examinations demonstrate compliance with the regulatory action. As a result of any additional administrative action, we may be required to alter certain aspects of our operations, in some cases in a manner that management and the Board of Directors might otherwise deem to be opposed to the best interests of our shareholders. The foregoing descriptions of the 2012 Consent Order and Informal Agreements are summaries and do not purport to be complete descriptions of all of the terms of such documents, and are qualified in their entirety by reference to such documents, respectively.

The rescission right granted to subscribers in the Company’s current stock offering could result in the stock offering failing to meet the $2,500,000 Minimum Subscription Condition that must be met in order for the Company to use the funds.

The Company intends to continue the public offering at the new $14.49 per share subscription price until May 31, 2014. The Board of Directors of the Company believes that it is unlikely that subscribers in the offering will exercise rescission rights in sufficient volume to cause the total amount raised by the Company in the offering (including the amount raised during the remaining period of the public offering) to be less than the $2,500,000 Minimum Subscription Condition. However, in the event that higher than expected rescissions cause the Minimum Subscription Condition not to be satisfied at the time of the expiration of the public offering, the Company will return to each subscriber his or her subscription amount promptly following such expiration (upon presentment of the stock certificate(s) and warrant(s) that were issued to such subscriber in the offering). In such event, the Company will need to examine other alternatives to raising capital.

We expect to continue to be subject to restrictions and conditions of the 2012 Consent Order and Informal Agreements. As a result, we have incurred and expect to continue to incur significant additional regulatory compliance expenses that will negatively affect our results of operations.

Bancorp and the Bank continue to be under the conditions of the 2012 Consent Order and Informal Agreements as a result of various regulatory concerns. Bancorp has incurred and expects to continue to incur significant additional regulatory compliance expense in connection with these directives and will incur ongoing expenses attributable to compliance with their terms. Although Bancorp does not expect it, it is possible regulatory compliance expenses related to the directives could have a materially adverse impact on us in the future.

Our capital levels currently do not comply with the higher capital requirements required by the 2012 Consent Order or DFI 2012 Agreement.

Under the 2012 Consent Order and DFI 2012 Agreement, the FDIC and DFI required the Bank to raise its Tier 1 Leverage Capital ratio to 8.5% and its Total Risk Based Capital ratio to 11.5% by February 20, 2013. As of December 31, 2013, the Bank needed approximately $5.9 million in additional capital based on assets at such date to meet these requirements. We currently do not have any capital available to invest in the Bank. We are conducting a stock offering that is designed to raise additional capital, but even if we raise the maximum of $6.0 million, we may not meet the capital requirements set forth in the 2012 Consent Order and DFI 2012 Agreement unless all of the proceeds are invested in the Bank. Moreover, any further increases to our allowance for loan losses, additional deterioration of our real estate owned portfolio and operating losses would negatively impact our capital levels and make it more difficult to achieve the capital level directed by the FDIC and DFI. As a result, there is no assurance that we will not need to raise additional capital in the near future to provide the capital required to meet the regulators’ requirements and provide liquidity for Bancorp.

If we raise additional capital by issuing equity securities, the percentage ownership of our existing shareholders may be reduced, and accordingly these shareholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common shares.

Debt financing, if obtained, may involve agreements that include liens on our assets, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, could increase our expenses and require that our assets be provided as a security for such debt. Debt financing would also be required to be repaid regardless of our operating results.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to seek a merger partner. Based on our failure to meet the required capital levels, the FDIC or DFI could take additional enforcement action against us.

In addition to the 2012 Consent Order and Informal Agreements, governmental regulation and regulatory actions against us may further impair our operations or restrict our growth.

In addition to the requirements of the 2012 Consent Order and Informal Agreements, Bancorp is subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change.

There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. Such changes could subject us to additional costs, limit the types of financial services and products Bancorp may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including Bancorp and Citizens Bank, do business. For example, the Dodd-Frank Act changes the assessment base for federal deposit insurance premiums by modifying the deposit insurance assessment base calculation to equal a depository institution’s consolidated assets less tangible capital and permanently increases the standard maximum amount of deposit insurance per customer to $250,000. The Dodd-Frank Act creates the Consumer Financial Protection Bureau as a new agency empowered to promulgate new and revise existing consumer protection regulations which may limit certain consumer fees or otherwise significantly change fee practices. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. The Dodd-Frank Act also repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Other significant changes from provisions of the Dodd-Frank Act include, but are not limited to: (i) changes to rules relating to debit card interchange fees; (ii) new comprehensive regulation of the over-the counter derivatives market; (iii) reform related to the regulation of credit rating agencies; (iv) restrictions on the ability of banks to sponsor or invest in private equity or hedge funds; and (v) the implementation of a number of new corporate governance provisions, including, but not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, providing shareholders the opportunity to cast a non-binding vote on executive compensation, new executive compensation disclosure requirements and considerations regarding the independence of compensation advisors.

Many provisions of the Dodd-Frank Act have not been implemented and will require interpretation and rule making by federal regulators. Bancorp is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on Bancorp cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse effect on Bancorp’s operating results and financial condition.

We may not be able to attract and retain skilled people.

Our success depends in large part on our ability to attract and retain key people. There are a limited number of qualified persons in our market area with the knowledge and experience required to successfully implement our recovery plan. At this time, new senior executives are required to be approved by our regulators. Suitable candidates for positions may decline to consider employment with the Company given its financial condition and the current regulatory environment. In addition, it may be difficult for us to offer compensation packages that would be sufficient to convince candidates that are acceptable to our regulators and meet our requirements to agree to become our employee and/or relocate. Our financial condition and the existing uncertainties may result in existing employees seeking positions at other companies where these issues are not present. The unexpected loss of services of other key personnel could have a material adverse impact on our business because of a loss of their skills, knowledge of our market and years of industry experience. If Bancorp is not able to promptly recruit qualified personnel, which Bancorp requires to conduct our operations, our business and our ability to successfully implement our recovery plan could be affected.

We have a relatively high percentage of non-performing loans and classified assets relative to our total assets. If our allowance for loan losses is not sufficient to cover our actual loan losses, our ability to become profitable will be adversely affected.

At December 31, 2013, our non-performing loans totaled $7.8 million, representing 5.3% of total loans and 3.9% of total assets. In addition, loans that management has classified as either substandard, doubtful or loss totaled $8.6 million, representing 5.9% of total loans and 4.3% of total assets. At December 31, 2013, our allowance for loan losses was $4.4 million, representing 56.3% of non-performing loans. In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, Bancorp may experience significant loan losses, which could have a materially adverse effect on our operating results. Bancorp makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, Bancorp reviews loans and our loss and delinquency experience, and evaluates economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. The additions to our allowance for loan losses would be made through increased provision for loan losses, which would reduce our income.

Since 2008, our loan quality has been negatively impacted by deteriorating conditions within the commercial real estate market and economy as a whole, which has caused declines in commercial real estate values and deterioration in financial condition of various commercial borrowers. Additionally, increases in delinquent real estate mortgage loans have occurred as a result of deteriorating economic conditions and a decline in the housing market across our geographic footprint that reflected declining home prices and increasing inventories of houses for sale. These conditions have led Bancorp to downgrade the loan quality ratings on various commercial real estate loans through its normal loan review process. In addition, several impaired loans have become under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Bancorp’s provision for loans losses, net charge-offs and nonperforming loans in recent quarters have continued to be higher than historical levels. The additional provisions for loan losses in this period were largely attributed to the aforementioned issues.

Bank regulators periodically review Citizens Bank’s allowance for loan losses and may require it to increase the allowance for loan losses. Any increase in the allowance for loan losses as required by these regulatory authorities could have a material adverse effect on Bancorp’s results of operations and financial condition.

A large percentage of our loans are collateralized by real estate, and continued deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods will continue to be significantly impacted by the economy in Ohio.

Deterioration of the economic environment Bancorp is exposed to, including a continued decline or worsening declines in the real estate market and single-family home re-sales or a material external shock, may significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. Over the past three years, material declines in the value of the real estate assets securing many of our commercial real estate loans has led to significant credit losses in this portfolio. Because of our high concentration of loans secured by real estate (the majority of which were originated several years ago), it is possible that Bancorp will continue to experience some level of credit losses and high provisions even if the overall real estate market stabilizes or improves due to the continuing uncertainty surrounding many of the specific real estate assets securing our loans and the weakened financial condition of some of our commercial real estate borrowers and guarantors.

The same deterioration noted above can affect our real estate owned portfolio and if the economic environment continues to decline or worsen it could significantly impair the value of the portfolio and our ability to sell the properties in a timely manner.

Difficult economic conditions and market volatility have adversely impacted the banking industry and financial markets generally and may significantly affect our business, financial condition, or results of operation.

The continued deteriorating economic conditions in our markets may negatively affect the Company. Falling home prices and increasing foreclosures; unemployment and underemployment have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. The resulting write-downs to assets of financial institutions have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection.

Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. Accordingly, the resulting lack of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect Bancorp’s business, financial condition and results of operations.

As a result of the challenges presented by economic conditions, Bancorp may face the following risks in connection with these events:

•	Inability of borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•	Increased regulation of the financial services industry, including heightened legal standards and regulatory requirements or expectations. Compliance with such regulation will likely increase costs and may limit Bancorp’s ability to pursue business opportunities.

•	Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

•	Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies, which may adversely affect Bancorp’s ability to market our products and services.

Volatility in the economy may negatively impact the fair value of our shares.

The market price for Bancorp’s common shares has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future, including:

•	announcements of developments related to our business;

•	fluctuations in our results of operations;

•	sales of substantial amounts of our securities into the marketplace;

•	general conditions in our markets or the worldwide economy;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	our inability to pay cash dividends

•	changes in analysts’ recommendations or projections; and

•	our announcement of other projects.

Changes in interest rates could adversely affect our financial condition and results of operations.

Our results of operations depend substantially on our net interest income, which is the difference between (i) interest income on interest-earning assets, principally loans and investment securities, and (ii) interest expense on deposit accounts and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply and the policies of various governmental and regulatory authorities. While Bancorp has taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.

Increases in interest rates can affect the value of loans and other assets, including our ability to realize gains on the sale of assets. Bancorp originates loans for sale and for our portfolio. Increasing interest rates may reduce the volume of origination of loans for sale and consequently the volume of fee income earned on such sales. Further, increasing interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans and leases, resulting in an increase in non-performing assets and a reduction of income recognized.

We rely, in part, on external financing to fund our operations and the availability of such funds in the future could adversely impact its growth strategy and prospects.

The Bank relies on deposits, advances from the FHLB and other borrowings to fund its operations. Although the Company considers such sources of funds adequate for its current capital needs, the Company may seek additional debt or equity capital in the future to achieve its long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to the Company shareholders, and debt refinancing arrangements may require the Company to pledge some of its assets and enter into covenants that would restrict its ability to incur further indebtedness. Additional financing sources, if sought, might be unavailable to Bancorp or, if available, could be on terms unfavorable to it. If additional financing sources are unavailable, not available on reasonable terms or the Company is unable to obtain any required regulatory approval for additional debt, the Company’s growth strategy and future prospects could be adversely impacted.

Credit risks could adversely affect our results of operations.

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or that the value of the collateral securing loans may decrease. Bancorp extends credit to a variety of customers based on internally set standards and judgment. Bancorp attempts to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. However, conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may increase our credit risk. Such adverse changes in the economy may have a negative impact on the ability of borrowers to repay their loans. Because Bancorp has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. In addition, substantially all of our loans are to individuals and businesses in Ohio. Consequently, any decline in the economy of this market area could have a materially adverse effect on our financial condition and results of operations.

We operate in extremely competitive markets, and our business will suffer if we are unable to compete effectively.

In our market area, the Company encounters significant competition from other commercial banks, savings associations, savings banks, insurance companies, consumer finance companies, credit unions, other lenders and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The increasingly competitive environment is a result primarily of changes in regulation and the accelerating pace of consolidation among financial service providers. Many of our competitors have substantially greater resources and lending limits than the Company does and may offer services that the Company does not or cannot provide.

The preparation of financial statements requires management to make estimates about matters that are inherently uncertain.

Management’s accounting policies and methods are fundamental to how the Company records and reports our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. The most critical estimates are the level of the allowance of loan losses, other real estate owned valuation and the valuation allowance on the deferred tax asset. Due to the inherent nature of these estimates, Bancorp cannot provide absolute assurance that it will not significantly adjust the allowance for loan losses or valuations due to uncertainties.

Our organizational documents may have the effect of discouraging a third party from acquiring us.

Our articles of incorporation and code of regulations, as amended, contain provisions that make it more difficult for a third party to gain control over or acquire us. The current provisions that may have anti-takeover effects include: (a) the elimination of cumulative voting in the election of directors; (b) the requirement that shareholder nominations for election to the Board of Directors be made in writing and delivered or mailed to the president of the Company within specified time frames; (c) the requirement that directors may be removed only by the affirmative vote of holders of not less than 80% of the voting power of the Company entitled to vote at an election of directors; (d) the requirements that certain business combinations be approved by at least 80 percent of the voting power of the Company, depending on the nature of the recommendation of the Board of Directors with regard to the relevant acquisition; and (e) the lack of a provision opting out of application of the Ohio Merger Moratorium statute and its restrictions on persons who become the beneficial owner of ten percent or more of the shares of the Company. In addition, if certain proposals amending our organizational documents in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, including proposal one, to classify the Board of Directors into three classes with staggered terms and proposal three, to increase the amount of authorized common shares, are approved, these amendments could also have anti-takeover effects. These provisions and proposed amendments of our governing documents may have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of our shareholders.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We may be named as a defendant from time to time in a variety of litigation and other actions.

Bancorp or one of its subsidiaries may be named as a defendant from time to time in a variety of litigation arising in the ordinary course of their respective businesses. Such litigation is normally covered by errors and omissions or other appropriate insurance. However, significant litigation could cause the Company to devote substantial time and resources to defending its business or result in judgments or settlements that exceed insurance coverage, which could have a material adverse effect on the Company’s financial condition and results of operation. Further, any claims asserted against Bancorp or Citizens Bank, regardless of merit or eventual outcome may harm the Company’s reputation and result in loss of business. In addition, the Company may not be able to obtain new or different insurance coverage, or adequate replacement policies with acceptable terms.

Our allowance for loan losses may not be adequate to cover actual losses.

The Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The Company’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Company’s operating results. The Company’s allowance for loan losses is based on its historical loss experience, as well as an evaluation of the risks associated with its loans held for investment. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. While the Company believes that its allowance for loan losses is adequate to cover current losses, Bancorp could need to increase its allowance for loan losses or regulators could require it to increase this allowance. Either of these occurrences could materially and adversely affect Bancorp’s earnings and profitability.

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited or restricted.

Bancorp has generated net operating losses (“NOLs”) as a result of our recent losses. Bancorp generally is able to carry NOLs forward to reduce taxable income in future years. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change generally occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, (directly, indirectly, or constructively under Section 382 and the Treasury regulations) 5% or more of a corporation’s common shares or are otherwise treated as 5% shareholders under Section 382 and the Treasury regulations caused an increase in their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the shares owned by these shareholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards. This annual limitation is generally equal to the product of the value of the corporation’s shares on the date of the ownership, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards.

Bancorp cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, Bancorp could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction.

A material breach in our security systems may have a significant effect on our business and reputation.

The Company collects processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both the Company and third party service providers. The Company has security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. The Company also has security to prevent unauthorized access to the computer systems and requires its third party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information could result in a loss of customers’ confidence and, thus, loss of business.

The absence of a trading market in our common shares may adversely affect your ability to resell shares at prices that you find attractive, or at all.

Our common shares are not traded on any national securities exchange and are not quoted on any over-the-counter market, and we do not intend to apply for listing on any national securities exchange or stock market. In the absence of a trading market, investors may be unable to liquidate their investment or make any profit from the investment. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Our ability to pay cash dividends is subject to prior FRB approval.

The FRB 2011 MOU prohibits the Company from paying dividends without the FRB’s prior approval. Bancorp does not know how long this restriction will remain in place. Even if Bancorp is permitted to pay a dividend, Bancorp is dependent primarily upon the earnings of Citizens Bank for funds to pay dividends on our common shares. The payment of dividends by Citizens Bank is subject to certain regulatory restrictions. Currently, Citizens Bank is prohibited from paying any dividends to Bancorp without the prior approval of the FDIC and the DFI. In addition, federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) to its parent holding company if the depository institution would thereafter and or continue to be undercapitalized. As a result, any payment of dividends in the future by Bancorp will be dependent, in large part, on Citizens Bank ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors.

We may issue additional common shares or convertible securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per common share and adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 900,000 common shares and 100,000 preferred shares. As of December 31, 2013, we had 345,368 common shares and no preferred shares outstanding. We may issue up to 369,754 additional common shares in our current stock offering and up to 184,877 additional common shares through the exercise of warrants issued in the stock offering. Although we presently do not have any intention of issuing additional common shares (other than pursuant to the exercise of warrants issued in this stock offering), we may do so in the future in order to meet our capital needs and regulatory requirements, and we may be able to do so without shareholder approval, depending on how many shares are sold in the current subscription offer. Our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued common shares for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Although we plan no immediate activity beyond the current offering campaign, we will seek authorization at the upcoming 2014 Annual Meeting of Shareholders to issue an additional 1,100,000 shares of common stock. Any issuance of additional common shares or convertible securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per common share.

ITEM 1B. - UNRESOLVED STAFF COMMENTS.

No response required.

ITEM 2 - PROPERTIES

The Company conducts business from eight office locations. The Bank’s main office is located at 188 West Main Street, Logan, Ohio 43138. The main office is housed in a Bank-owned 4,000+ square foot building with drive-up lanes and a detached ATM. The Bank’s offices are located in Logan, Ohio (main office and 3 branches), Athens, Ohio (2 branches), Nelsonville, Ohio (1 branch) and Lancaster, Ohio (Loan Production Office). The Company currently operates from the following locations, which, unless otherwise indicated, are owned by the Bank:

Locations
• Main Office 188 West Main Street Logan, Ohio 43138	• Loan Production Office 1618 North Memorial Drive Lancaster, OH 43130

• Branch (leased) 12910 State Route 664 South Logan, Ohio 43138	• Branch 20 East Stimson Avenue Athens, Ohio 45701

• Branch (leased) 21 Hocking Mall Logan, Ohio 43138	• Branch (leased) 929 East State Street Athens, Ohio 45701

• Branch (leased) 31550 Chieftain Drive Logan, Ohio 43138	• Branch (leased) 24 Fulton Street Nelsonville, Ohio 45764

Management believes that the Bank’s current facilities are adequate to meet our present and immediate needs.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation that arises in the normal course of business. However, neither Bancorp nor the Bank is currently involved in any litigation that management believes, either singularly or in the aggregate, could be reasonably expected to have a material adverse effect on its business, financial condition or results of operation.

ITEM 4 – Mine Safety Disclosures

Not applicable.

Part II

ITEM 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no market for our securities. Our securities are not sold on any exchange or listed on any securities listing venue. The number of record holders of the Company’s common stock as of December 31, 2013 is 534.

On February 16, 2012, the Company declared a stock dividend where shareholders received one share for every four shares owned as of December 31, 2011, rounded down to the nearest whole share. The last cash dividend we paid was in December 2010 in the amount of $2.45 per share. Our shareholders are entitled to receive distributions out of legally available funds as and when declared by the Board, in its sole discretion.

On November 30, 2012, pursuant to a subscription agreement, Bancorp entered into an agreement to sell common shares to one accredited investor for $500,000, or $17.26 per share. The shares were issued on June 30, 2013. These common shares were offered and sold by Bancorp in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds of Registered Securities. As part of the Company’s current capital raise campaign, the Company is offering a total of 369,754 common shares plus 184,877 warrants, for a total of 554,631 shares. The Company intends to invest a substantial portion of the net proceeds from the offering in Citizens Bank to improve its regulatory capital position and then retain the remainder of the net proceeds at Bancorp. The net proceeds the Company retains may be used to service existing debt and for general corporate purposes. Other than an investment in Citizens Bank, the Company currently has no arrangements or understandings regarding any specific use of proceeds. As of March 8, 2014 the proceeds of the offering remain on deposit and have not yet been applied to any purpose, pending action by the Board of Directors.

The Company intends to continue the public offering at the new $14.49 per share subscription price until May 31, 2014. The Board of Directors of the Company believes that it is unlikely that subscribers in the offering will exercise rescission rights in sufficient volume to cause the total amount raised by the Company in the offering (including the amount raised during the remaining period of the public offering) to be less than the $2,500,000 Minimum Subscription Condition. However, in the event that higher than expected rescissions cause the Minimum Subscription Condition not to be satisfied at the time of the expiration of the public offering, the Company will return to each subscriber his or her subscription amount promptly following such expiration (upon presentment of the stock certificate(s) and warrant(s) that were issued to such subscriber in the offering). In such event, the Company will need to examine other alternatives to raising capital.

ITEM 6 – SELECTED FINANCIAL DATA

	(Dollars in thousands)
	Year Ended December 31, 2013	Year Ended December 31, 2012
Summary Income Data:
Total interest income	$9,481	$10,484
Total interest expense	2,047	2,821
Net interest income	7,434	7,663
Provision for loan losses	191	7,336
Non-interest income	1,558	2,041
Non-interest expense	8,194	14,698
Income (loss) before income taxes	607	(12,330)
Income tax expense	-	456
Net income (loss)	$607	$(12,786)
Per Share Income Data:
Earnings per common share	$1.84	$(40.33)
Book value per share	$16.29	$17.42
Outstanding shares	345,368	317,025
Selected Balance Sheet Data (period end):
Total assets	$200,852	$226,217
Securities available-for-sale	34,630	44,765
Loans, net of allowance for loan losses	142,633	161,816
Allowance for loan losses	(4,384)	(5,204)
Deposits	185,571	209,807
Shareholders' equty	5,626	5,524
Performance Ratios (averages):
Return on shareholders' equity	10.89%	-137.15%
Return on assets	0.28%	-5.32%
Net interest income to total assets	3.48%	3.19%
Shareholders' equity to assets	2.61%	3.88%
Asset Quality Data:
Nonperforming assets to total assets	4.96%	5.21%
Nonperforming assets to capital	177.00%	213.47%
Nonperforming loans to total loans	5.46%	5.58%
Nonperforming loans to reserve for loan losses	177.65%	173.42%
Reserve for loan losses to total loans	2.98%	3.12%
Ratio of net charge-offs to total loans	0.69%	1.63%

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

Certain statements in this Form 10-K, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act , Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Words such as “anticipate”, “estimates”, “may”, “feels”, “expects”, “believes”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to:

•	the success, impact, and timing of the implementation of the Company’s business strategies, including the successful integration of the recently completed acquisitions, the expansion of consumer lending activity and rebranding efforts;

•	competitive pressures among financial institutions or from non-financial institutions may increase significantly, including product and pricing pressures and the Company’s ability to attract, develop and retain qualified professionals;

•	changes in the interest rate environment due to economic conditions and/or the fiscal policies of the U.S. government and FRB, which may adversely impact interest margins;

•	changes in prepayment speeds, loan originations and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

•	adverse changes in the economic conditions and/or activities, including impacts from the implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, as well as continuing economic uncertainty in the U.S., the European Union, and other areas, which could decrease sales volumes and increase loan delinquencies and defaults;

•	legislative or regulatory changes or actions, including in particular the Dodd-Frank Act and the regulations promulgated and to be promulgated thereunder by the FDIC, the FRB and others, that may subject the Company to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses;

•	deterioration in the credit quality of the Company’s loan portfolio, which may adversely impact the provision for loan losses;

•	changes in accounting standards, policies, estimates or procedures, which may adversely affect the Company’s reported financial condition or results of operations;

•	adverse changes in the conditions and trends in the financial markets, including political developments, which may adversely affect the fair value of securities within the Company’s investment portfolio and interest rate sensitivity of the Company’s consolidated balance sheet;

•	Bancorp’s ability to receive dividends from its subsidiaries;

•	the Company’s ability to maintain required capital levels and adequate sources of funding and liquidity;

•	the impact of larger or similar sized financial institutions encountering problems, which may adversely affect the banking industry and/or the Company’s business generation and retention, funding and liquidity;

•	the costs and effects of regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations;

•	the Company’s ability to secure confidential information through the use of computer systems and telecommunications networks, including those of the Company’s third-party vendors and other service providers, may prove inadequate, which could adversely affect customer confidence in the Company and/or result in the Company incurring a financial loss;

•	the overall adequacy of the Company’s risk management program; and

•	other risk factors relating to the banking industry or the Company as detailed from time to time in the Company’s reports filed with the SEC, including those risk factors included in the disclosure under "ITEM 1A - RISK FACTORS" of this Form 10-K.

All forward-looking statements speak only as of the filing date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Bancorp’s business and operations, it is possible that actual results may differ materially from these projections. Additionally, Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the filing date of this Form 10-K or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC’s website at www.sec.gov and/or from Bancorp’s website – www.tcbol.com under the “About Us” section.

The following discussion and analysis of the Company’s Consolidated Financial Statements is presented to provide insight into management's assessment of the financial results and condition for the periods presented. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, as well as the ratios and statistics, contained elsewhere in this Form 10-K.

Restatement. On March 10, 2014, management of Citizens Independent Bancorp, Inc. (the “Company”), with the approval of the Board of Directors of the Company, concluded that the previously issued financial statements as of and for the year ended December 31, 2012 should no longer be relied upon. An accounting error has been identified that relates to the year ended December 31, 2012; therefore the financial statements as of and for the year ended December 31, 2012 have been restated.

As part of the Company’s 2013 year-end closing process, management identified an error in the reconciliation for the ATM settlement account that relates to 2012. The error totals $344 thousand and represents amounts recorded as assets that have been determined to be uncollectable as of December 31, 2012.

The net effect of this error on the Company’s financial statements for the year ended December 31, 2012 was that net income was overstated by $344 thousand. The impact to the balance sheet as of December 31, 2012 was that cash/cash equivalents was overstated by $344 thousand and retained earnings was overstated by $344 thousand. Correction of the error involved a $344 thousand charge to net income in December 2012. Net loss for the year ended December 31, 2012, which was previously reported as $12.4 million, has been restated to $12.8 million; and net loss per basic and diluted share for the year ended December 31, 2012, which was previously reported as $39.25, has been restated to $40.33.

Overview. The Company’s profitability, as with most financial institutions, is significantly dependent upon net interest income, which is the difference between interest received on interest earning assets, such as loans and securities and the interest paid on interest bearing liabilities, principally deposits and borrowings. During a period of economic slowdown, the lack of interest income from non-performing assets and additional provision for loan loss can greatly reduce profitability. Results of operations are also impacted by non-interest income, such as service charges on deposit accounts and fees on other services, income from lending services as well as non-interest expense such as salaries and employee benefits, occupancy expense, professional and other services, and other expenses.

For the year ended December 31, 2013, the Company recorded net income of $0.6 million or $1.84 per share, compared to a net loss of $12.8 million or ($40.33) per share as of December 31, 2012. Return on average assets and return on average common equity were 0.3% and 10.9% respectively, for year-end 2013, compared to -5.3% and -137.2% for year-end 2012.

The return to profitability in 2013 was the result of diligent loan monitoring and the application of enhanced credit review. Many of the lower credit quality loans made in prior years have been returned to current status, been foreclosed and the collateral liquidated, or refinanced elsewhere. Aggressive stewardship of those loans in the prior year resulted in higher costs for that period, but those credit related costs moderated in 2013. The prior year’s loss resulted, in part, from costs associated with the declining credit quality of loans originated over a six year period beginning in 2003 and emanated from large commercial loans to industries, including horticulture nurseries, biofuel production, and speculative commercial real estate. Several loans were made to borrowers outside the Company’s primary footprint. Of the $1.7 million of gross charge offs during 2013, 77.1% came from large commercial loans originated between 2003 and 2008.

Key items affecting the Company’s results in 2013 compared to 2012 include:

•	The Company contributed $191 thousand to the allowance for loan and lease losses (“ALLL”) and made valuation adjustments totaling $100 thousand to the other real estate owned (“OREO”) portfolio during 2013 compared to $7.3 million of ALLL contributions and $5.3 million to OREO portfolio valuation adjustments in 2012. During the year, net loan charge offs totaled $1.0 million versus the $6.4 million of 2012. Principal transfers to OREO totaled $2.2 million in 2013 versus $1.2 million in 2012.

•	The Company incurred $363 thousand of legal and other professional expense in 2013 compared to $1.2 million in 2012, in part because of the resolution of many troubled debt relationships.

•	Net interest income declined $229 thousand or 2.99% to $7.4 million for the year ended December 31, 2013 from $7.7 million for the year ended December 31, 2012. A $1.0 million year-over-year decline in interest income was partially offset by a $774 thousand reduction in interest expense.

•	The Company’s capital position was improved with the return to profitability of 2013. Shareholder equity at Bancorp increased $102 thousand (1.8%) to $5.6 million on December 31, 2013 from $5.5 million on December 31, 2012. Leverage capital and total risk based capital at the Bank were 5.71% and 10.36% as of December 31, 2013 and 4.65% and 7.93% as of December 31, 2012. Refer to Item 1 “Supervision and Regulation” for further discussion of the 2012 Consent Order.

This Management Discussion and Analysis is intended to provide shareholders with a more comprehensive analysis of the issues facing management than can be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and selected financial data elsewhere in this prospectus.

Comparison of Results of Operations for the Years Ended December 31, 2013 and December 31, 2012

For the year ended December 31, 2013, the Company recorded net profit of $0.6 million or $1.84 per share, an improvement of $13.4 million from the net loss of $12.8 million or ($40.33) per share for the year ended December 31, 2012. The return to profitability can primarily be attributed to improved loan quality, allowing a $7.1 million reduction in the required contribution to the ALLL and a reduction in OREO portfolio valuation expense of $5.2 million. These large reductions in loan credit related expense more than offset the $229 thousand reduction in net interest income.

Distributution of Assets, Liabilities, and Shareholders' Equity

For the years ended December 31,

	(Dollars in thousands)
	2013			2012
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Earning Assets:
Loans receivable (1), (2)	$153,751	$8,686	5.65%	$167,876	$9,565	5.70%
Securities (3)	40,885	740	1.81%	43,248	852	1.97%
Fed Funds Sold	8,834	19	0.22%	14,092	28	0.20%
FHLB stock	859	36	4.19%	859	39	4.54%
Total interest-earning assets	204,329	9,481	4.64%	226,075	10,484	4.64%
Non-interest-earning assets	9,206			14,411
Total Assets	$213,535			$240,486

Interest-Bearing Liabilities
Interest-bearing deposits	179,582	1,579	0.88%	201,867	2,296	1.14%
FHLB advances	-	-	0.00%	918	16	1.74%
Other borrowings	6,452	468	7.25%	6,692	509	7.62%
Total interest-bearing liabilities	186,034	2,047	1.10%	209,477	2,821	1.35%
Non-interest-bearing liabilities	20,949			15,613
Total including non-interest-bearing demand deposits	206,983	2,047		225,090	2,821
Other non-interest liabilities	977			6,073
Total Liabilities	207,960			231,163
Shareholders' equity	5,575			9,323
Total liabilities and shareholders' equity	$213,535			$240,486
Net interest income; interest rate spread		$7,434	3.54%		$7,663	3.29%
Net interest margin			3.64%			3.39%
Average interest-earning assets to average interest-bearing liabilities			109.83%			107.92%

(1) Loan fees are immaterial amounts

(2) Non-accrual loans are included in average loan balance

(3) Interest income for tax-exempt securities is not calculated on a tax-exempt basis

Volume and Rate Analysis

2013 Compared to 2012

At December 31,	(Dollars in thousands)
	Total	Volume	Rate

Increase (Decrease) in
Interest Income
Federal Funds Sold	$(9)	$(10)	$1
Investment Securities	(115)	(48)	(67)
Loans	(879)	(805)	(74)
Total Interest Income	(1,003)	(863)	(140)

Interest Expense
Deposits	$(717)	$(253)	$(464)
Borrowed Funds	(57)	(80)	23
Total Interest Expense	(774)	(333)	(441)

Net Interest Income	$(229)	$(530)	$301

Interest income for the year ended December 31, 2013 was $9.5 million, a $1.0 million or 9.6% decrease from the $10.5 million earned during the year ended December 31, 2012. The yield on earning assets was flat at 4.64% for each of the years ending December 31, 2013 and 2012. Interest income earned from the loan portfolio decreased $0.9 million or 9.2% to $8.7 million as of December 31, 2013 from $9.6 million for the year ended December 31, 2012. The decrease in interest income from the loan portfolio can be attributed to both the $14.1 million decrease in average loans year-over year (8.4%) and a 5 bps decrease in the yield on those loans. The yield on earning assets was impacted by the re-classification of $4.5 million of loan principal to non-accrual status, resulting in the reversal of $71 thousand of accrued interest income during 2013.

Interest income from the investment portfolio declined $0.1 million or 13.1% to $0.8 million for the year ended December 31, 2013 from $0.9 million as of December 31, 2012. The decline resulted from a $2.4 million (5.5%) year-over-year decrease in the investment portfolio and a year over year yield decrease of 16 bps to 1.81% for the year ended December 31, 2013. During 2012, management sold $17.3 million of investment securities yielding 2.66% and reinvested in $26.0 million of securities yielding 1.66%. That strategy resulted in a $632 thousand realized gain on sale of available for sale securities for the year ended December 31, 2012, but also affected the 2013 yield on investment securities. There were no significant securities transactions in 2013.

Interest expense for the year ended December 31, 2013 was $2.0 million, a $0.8 million or 27.4% decrease from the $2.8 million paid for the year ended December 31, 2012. Interest expense for deposits declined $0.7 million to $1.6 million for 2013 from $2.3 million for 2012. The decrease resulted, in part, from a new pricing strategy of setting competitive deposit rates but not being the market leader as had been the case in prior years. This strategy, in part, has contributed to a $12.1 million decrease in average time deposits year-over-year.

Interest expense for other borrowings was $468 thousand in 2013 and $525 thousand in 2012. All of the 2013 interest expense related to three unsecured loans to the holding company totaling $6.4 million as of December 31, 2013 and $6.5 million as of December 31, 2012. Please refer to “Other Borrowings” below for details regarding these loans.

Provision for Loan Losses. The Company establishes an allowance for loan losses through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Through the provision for loan losses, an allowance is maintained that reflects management’s best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. In evaluating the allowance for loan losses, management considers various factors that include loan growth, the amount and composition of the loan portfolio, (including non-performing and potential problem loans), diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current delinquency levels, the estimated value of the underlying collateral, prevailing economic conditions and other relevant factors. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part. Impacting the provision for loan losses in any accounting period are several factors including the amount of loan growth during the period, broken down by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality, and ultimately, the results of management’s assessment of the inherent risks of the loan portfolio.

Provision for loan loss totaled $191 thousand and $7.3 million in 2013 and 2012, respectively. The reduction in provision for loan loss was largely driven by a decrease in non-performing loans and increases in the collateral values for impaired loans. Management considers the allowance for loan losses at December 31, 2013 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Company’s financial condition and results of operations.

Non-Interest Income. Non-interest income, which consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers, and to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income, decreased $483 thousand or 28.7% to $1.5 million for the year ended December 31, 2013 from $2.0 million for the year ended December 31, 2012. The decrease can mostly be attributed to the 2012 $632 thousand gain from the sale of available for sale investments totaling $17.3 million. The Company recorded a $31 thousand gain on the sale of securities in 2013. The following is a discussion of significant year-over-year changes in other material non-interest income categories:

•	Services charges for deposit accounts increased by $19 thousand or 3.8% to $514 thousand for the year ended December 31, 2013 from $495 thousand for the year ended December 31, 2012. These fees were steady after experiencing a decrease the prior year in fee income generated by the Overdraft Privilege program.

•	Income from the sale of loans declined by $96 thousand, or 53.3%, to $83 thousand for the year ended December 31, 2013 from $179 thousand for the year ended December 31, 2012. The decrease can be attributed to management’s decision to retain more mortgage loans in the Company’s portfolio rather than sell to the secondary market. This trend is expected to continue in 2014.

•	Income for credit and debit cards increased by $5 thousand or 1.6% to $324 for the year ended December 31, 2013 from $319 thousand for the year ended December 31, 2012. In 2013 we changed the way we report credit card related expenses which resulted in approximately $300 thousand of expense being netted against reported credit card income, reducing the amount of other operating expense by a like amount. Results for 2012 have been restated to reflect this change. Reduced income from the Company’s merchant services portfolio resulted in a year-over-year reduction of fee income of $115 thousand or 28.8% due to a reduced number of vendors participating in the program.

•	Other non-interest income from the gain on sale of OREO properties increased by $301 thousand to $271 thousand for the year ended December 31, 2013 from a $30 thousand loss for the year ended December 31, 2012. Much of this gain was attributable to a single relationship which generated $232 thousand.

•	Other non-interest income was down $111 thousand (24.9%) to $335 thousand for the year ended December 31, 2013 from $446 thousand for the year ended December 31, 2012. Significant categories within this grouping include ATM fees ($101 thousand in 2013, $128 thousand in 2012), sales commissions ($43 thousand in 2013, $51 thousand in 2012), miscellaneous income ($28 thousand in 2013, $64 thousand in 2012).

Non-Interest Expense. Non-interest expense, which consists primarily of personnel, occupancy, equipment and other operating expenses, decreased by $6.5 million or 44.3% to $8.2 million for the year ended December 31, 2013 from $14.7 million for the year ended December 31, 2012. The year over year decrease can primarily be attributed to the $5.3 million valuation adjustment to reduce the value of the Company’s OREO portfolio in 2012. The decrease in value was due to both reduced appraised values received for the properties during 2012 and a management decision to reduce the carrying value to the liquidation value provided in those appraisals. Similar expenses in 2013 were $128 thousand.

The following is a discussion of significant year-over-year changes for other material non-interest expense categories:

•	Salary and benefit expense declined by $82 thousand or 2.2% to $3.7 million for the year ended December 31, 2013 from $3.8 million for the year ended December 31, 2012. Salary expense decreased $47 thousand (-1.6%) for the year ended December 31, 2013 versus the year ended December 31, 2012 and Company contributions to the 401k program decreased $36 thousand over the same period.

•	FDIC insurance premium expense increased by $80 thousand, or 20.0%, to $480 thousand as of December 31, 2013 from $400 thousand of December 31, 2012. The 2012 FDIC insurance expense was abnormally low due to an over accrual of expense for 2011 that reduced 2012 FDIC insurance expense.

•	Expenses associated with OREO properties decreased by $5.2 million (97.6%) for the year ended December 31, 2013 relative to the year ended December 31, 2012. In 2013, $128 thousand was required to write-down existing OREO properties to market value while a total of $5.3 million was used to write-down the carrying values of OREO properties in 2012 to market value.

•	Legal and other professional expense decreased by $848 thousand or 70.0% to $0.4 million as of December 31, 2013 from $1.2 million as of December 31, 2012. The decrease can be attributed to decreased use of third-party providers of legal and accounting professional services to assist in the resolution of regulatory issues and in the resolution of troubled debt relationships as well as an over accrual in 2012 for anticipated 2013 expenses.

•	Other non-interest expense decreased by $728 thousand, or 33.4%, to $1.4 million for the year ended December 31, 2013 from $2.2 million for the year ended December 31, 2012. Other non-interest expense for 2012 has been restated due to a change in accounting for credit card interchange fees which are now reported against credit card income, reducing other non-interest expense by $270 thousand for the year ended December 31, 2012.. The category also includes customer promotion expense ($1 thousand in 2013, $84 thousand in 2012) as the Bank re-examined promotional activities, director fees ($69 thousand in 2013, $106 thousand in 2012), postage ($79 thousand in 2013, $97 thousand in 2012) and other insurance ($102 thousand in 2013, $124 thousand in 2012). The Company’s system of internal controls discovered an instance of employee misappropriation which occurred during the year ending December 31, 2013. Although the Company is pursuing collection, an expense item of $200 thousand was recognized to cover the uninsured portion of the misappropriation.

Changes in Condition from December 31, 2012 to December 31, 2013. Total assets declined $25.4 million or 11.2% to $200.9 million on December 31, 2013 from $226.2 million on December 31, 2012.

Loan Portfolio. Gross loans decreased $20.0 million or 12.0% to $147.0 million as of December 31, 2013 from a balance of $167.0 million on December 31, 2012. The decrease can be attributed, in part, to net loan charge offs of $1.0 million, transfers to OREO of $2.2 million and principal repayments of $38.3 million (includes repayments on revolving lines of credit); partially offset by $21.5 million of new loan originations. The new originations were primarily consumer loans, with mortgage originations totaling $10.8 million and other consumer loan originations of $4.9 million. The emphasis on consumer lending is part of a strategic initiative to re-balance the loan portfolio to be more equally weighted between commercial and consumer loans. This trend is expected to continue into 2014 and is a centerpiece of the 2014 profit plan.

	(Dollars in thousands)
At December 31,	2013	2012
	Amount	Amount

Commercial	$91,590	$110,141
Real estate	33,997	28,739
Consumer	21,430	28,140
	$147,017	$167,020

The Company’s loan portfolio represents the largest and highest yielding assets. The fundamental lending business of the Company is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience, while loans secured by personal property, such as auto loans, are generally expected to experience more elevated credit losses. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Declining economic conditions have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with strong oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits. Executive management has implemented the following measures to proactively manage credit risk in the loan portfolios:

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
6)	Engaged a well-established auditing firm to analyze the Company’s loan loss reserve methodology and documentation.

The following is a schedule of loan maturities (in thousands) based on contract terms as of December 31, 2013.

Scheduled Loan Maturities
	(Dollars in thousands)
	Due	Due	Due
	<1 Year	1 - 5 Years	> 5 Years	Total
Total Gross Loans	$67,773	$60,094	$19,150	$147,017

Of the loans included in the preceding schedule with maturities exceeding 1 year, $88.8 million (65.9%) are adjustable rate with $45.9 million (34.1%) being fixed rate to maturity.

Allowance for Loan Loss. The ALLL represents management’s estimate of losses inherent in the loan portfolio. The allowance is actively managed to ensure future earnings are not impacted by credit losses. Reserves are based on historical loss analysis, assessment of current portfolio and market conditions, and any identified loss potential in specific credits. Reserve levels are recommended by senior management on a quarterly basis and approved by the Board of Directors.

The ALLL is managed to create a reserve that is adequate and conservative, but not excessive. The ALLL is composed of a reserve to absorb probable and quantifiable losses based on current knowledge of the loan portfolio and a reserve to absorb losses which are not specifically identified, but can be reasonably expected.

Following the guidelines set forth in GAAP, Interagency Policy Statements on the Allowance for Loan and Lease Losses and all other relevant supervisory guidance, the adequacy of the ALLL is ensured by applying consistent methods of identification, analysis, computation, documentation and reporting.

The Bank’s ALLL has two components, the general reserve and the specific reserve. Included in the general reserve is the environmental reserve. Each of the components of the Bank’s ALLL were upgraded during 2012 to: 1) address regulatory concerns, 2) utilize the more granular and complete loan information available after a portfolio review completed in 2012 by the Company’s Loan Administration Department, and 3) more objectively estimate the potential for loss in the loan portfolio.

The general reserve is calculated by applying annualized net loan losses taken during a 36 month rolling look back period to the current loan portfolio, less any loans considered in the specific reserve analysis. To reflect the variations in risk of different loan products, the portfolio is segmented by collateral type, borrower type, and underwriting process.

The specific reserve is the calculated impairment of all loans classified as impaired, with a minimum outstanding principal balance of $100,000. A loan is classified as impaired when it is probable that the Bank will not be able to collect all amounts due according to the loan agreement’s contractual terms. All loans classified as Troubled Debt Restructurings are also evaluated in the specific reserve. Impairment is measured based on one of the three following methods:

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

The environmental reserve allows management to consider qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical loss experience. The Bank’s environmental reserve considers 11 risk factors which are evaluated as minimal, low, moderate, or high risk. As the overall risk level of the environmental factors increases, the proportion of the loan portfolio held in reserve also increases. Risk factors considered in the analysis are:

•	Lending experience, with particular attention paid to new lenders;
•	Exceptions to loan policy;
•	Rate of total portfolio delinquency;
•	Growth rate of loan portfolio;
•	Exposure to commercial loan concentrations;
•	Exposure to “watch list” loans;
•	Consumer sentiment;
•	General economic conditions;
•	Regulatory risk;
•	Unemployment, with particular attention paid to local unemployment; and

•	Vintage risk, with particular attention paid to underwriting procedures at time loans were made.

Percentage of Each Loan Segment to Total Loans. Summary of the allowance for loan losses (in thousands) allocated by loan segment at December 31,

% of loan segments to total loans	(Dollars in thousands)
	2013		2012
	Allowance Amount	Total Loans	Allowance Amount	Total Loans
Loan Type
Commercial	$3,873	62.3%	$4,846	65.9%
Real Estate	267	23.1%	203	17.2%
Consumer	244	14.6%	155	16.8%
Total Loans	$4,384	100%	$5,204	100%

The Bank’s ALLL level was 2.98% of total loans as of December 31, 2013 and 3.12% of total loans as of December 31, 2012.

The general reserve comprised 72% of the total allowance at December 31, 2013, compared to 68% at December 31, 2012, while the specific allowance accounted for 28% of the total allowance at December 31, 2013, compared to 32% at December 31, 2012. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves. The ALLL decreased $820 thousand or 15.7% year-over year to $4.4 million as of December 31, 2013 from $5.2 million on December 31, 2012. The decrease resulted from the net effect of $663 thousand of recoveries and provisions of $191 thousand, offset by charge-offs totaling $1.7 million.

Summary of Allowance for Loan Loss. The following schedule summarizes the charge-offs and recoveries by loan segment, charged to the allowance for loan losses at December 31:

	(Dollars in thousands)
	Commercial	Real Estate	Consumer	Total

December 31, 2013
Beginning balance - January 1, 2013	$4,846	$203	$155	$5,204
Charge-offs	(1,171)	(108)	(395)	(1,674)
Recoveries	568	55	40	663
Net (charge-offs) recoveries	(603)	(53)	(355)	(1,011)
Provision	(370)	117	444	191
Ending balance - December 31, 2013	$3,873	$267	$244	$4,384

December 31, 2012
Beginning balance - January 1, 2012	$4,083	$82	$64	$4,229
Charge-offs	(6,170)	(637)	(131)	(6,938)
Recoveries	485	43	49	577
Net (charge-offs) recoveries	(5,685)	(594)	(82)	(6,361)
Provision	6,448	715	173	7,336
Ending balance - December 31, 2012	$4,846	$203	$155	$5,204

Management has taken steps to address current problem loans and has attempted to implement an infrastructure to prevent non-performing loans and charge offs from reaching the levels of the past few years in the future.

To understand and address existing weaknesses in the loan portfolio, the loan monitoring process has been centralized and additional qualified staff has been hired to review the loan portfolio and ensure that credits are appropriately graded and adequate levels of loan loss reserve are established. All large loan relationships have been analyzed to identify cash flow, collateral, and structural weaknesses. Such monitoring is being done on an ongoing basis according to the following timeframe: $250 thousand to $1 million exposure, annually; $1 million exposure, semiannually; watch list loans with aggregate exposure >$100 thousand are analyzed each quarter.

Underwriting has also been largely centralized and is an independent function of lending. All commercial loan requests > $25 thousand, all consumer loan requests > $50 thousand, and all unsecured loan requests > $10 thousand are centrally underwritten. Additionally any loan request to a customer with aggregate exposure > $100 thousand requires centralized underwriting. Underwriting provides an approve/deny recommendation and loans with a deny recommendation cannot be approved outside the Officers’ Loan Committee.

In addition to centralizing the account monitoring and underwriting processes, the Bank has significantly strengthened its lending policy. Loan approval levels have been adjusted downward and customers with loan exposure in excess of $500 thousand require approval from the Board of Directors.

Non-Accrual & Impaired Loans. Before loans are charged off, they typically go through a phase of non-performing status. Various stages exist when dealing with such non-performance. The first stage is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time. These accounts may then be put on a list of loans to “watch” as they continue to under-perform according to original terms. Loans are placed on nonaccrual status when management believes the collection of the principal and interest is doubtful. A delinquent loan is generally placed on nonaccrual status when principal and/or interest is past due 90 days or more or if the financial strength of the borrower has declined, collateral value has declined or other facts would make the repayment of the loan suspect, unless the loan is well-secured or in the process of collection. When a loan is placed on nonaccrual, all interest which has been accrued is charged back against current earnings as a reduction in interest income, which adversely affects the yield on loans in the period of reversal. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Loans placed on nonaccrual status may be returned to accrual status after payments are received for a minimum of six consecutive months in accordance with the loan documents, and any doubt as to the loan’s full collectability has been removed or the troubled loan is restructured and evidenced by a credit evaluation of the borrower’s financial condition and the prospects for full payment.

Management considers a loan to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price of the loan, except when the sole (remaining) source of repayment for the loan is the liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If management determines the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs and deferred loan fees or costs), impairment is recognized through an allowance estimate or a charge-off to the allowance. When management determines an impaired loan is a confirmed loss, the estimated impairment is directly charged-off to the loan rather than creating a specific reserve for inclusion in the allowance for loan losses. However, not all impaired loans are in nonaccrual status because they may be current with regards to the payment terms. Their determination as an impaired loan is based on some inherent weakness in the credit that may, if certain circumstances occur or arise, result in an inability to comply with the loan agreement’s contractual terms. Impaired loans exclude large groups of smaller-homogeneous loans that are collectively evaluated for impairment such as consumer real estate and installment loans.

Summary of Impaired Loans. The following schedule summarizes impaired and non-performing loans (in thousands) at December 31,

	(Dollars in thousands)

	2013	2012
Impaired loans	$11,357	$12,505
Loans accounted for on a nonaccrual basis	$7,788	$9,025
Accruing loans, which are contractually past due 90 days or more as to interest or principal payments	-	-
Total non performing loans	$7,788	$9,025
Non-performing loans to allowance for loan losses	177.6%	173.4%

Non-performing loans, comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual, totaled $7.8 million at December 31, 2013, a decrease of $1.2 million or 13.7%, compared to non-performing loans of $9.0 million at December 31, 2012. The decrease in non-performing loans was primarily due to management’s proactive approach to identify and resolve non-performing loans and to the reclassification of $2.1 million of principal to OREO, all offset by the addition of a single $3.0 million credit. Non-performing loans to total loans was 5.46% at December 31, 2013 and 5.58% at December 31, 2012. Non-performing loans represented 3.87% of total assets at December 31, 2013 compared to 3.98% at December 31, 2012.

The allowance for loan losses, specifically related to impaired loans at December 31, 2013 and December 31, 2012 was $1.2 million and $1.7 million respectively, related to loans with principal balances of $11.4 million and $12.5 million respectively. The Company’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.

Troubled Debt Restructures. In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or reduction in the principal balance that would otherwise not be considered. Concessionary modifications are classified as troubled debt restructurings unless the modification results in only an insignificant delay in the payments to be received. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be collateral dependent, the loan is reported, net, at the fair value of the collateral. All such restructured loans are considered impaired loans and may either be in accruing or non-accruing status. If the borrower has demonstrated performance under the previous terms and the Company’s underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. The Company continues to work with customers to modify loans for borrowers who are experiencing financial difficulties.

Troubled debt restructured loans totaled $4.5 million at December 31, 2013 and $5.1 million as of December 31, 2012. Of those balances, $3.3 million was on accrual basis as of December 31, 2013 and $3.2 million was on accrual basis as of December 31, 2012. During 2013, 6 loan relationships totaling $0.5 million in principal were restructured.

There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings as of December 31, 2013.

Other Real Estate. As of December 31, 2013, the Bank’s OREO portfolio consisted of 18 properties with a cost basis of $6.3 million and a valuation allowance of $3.8 million bringing the carrying value to $2.5 million. Management believes the carrying value for the OREO portfolio approximated liquidation value as of December 31, 2013. It is the intention of the Board of Directors and management to liquidate all existing OREO properties as of December 31, 2013 prior to December 31, 2014.

Investment Portfolio. The Company’s available for sale investment portfolio decreased $10.1 million (22.64%) to $34.6 million as of December 31, 2013 from $44.7 million as of December 31, 2012. The decrease resulted from maturity and principal payments totaling $10.1 million. As of December 31, 2013, the investment portfolio reported an unrealized loss of $153 thousand versus a gain of $867 thousand at December 31, 2012.

Carrying Values of Investment Securities
	(Dollars in thousands)
	As of December 31,
	2013	2012
Available-for-sale securities
Obligations of U.S. government corporations and agencies	$13,712	$16,112
U.S. treasury bonds	-	1,970
Obligations of state and poltical subdivisions	7,339	8,274
CMOs, REMICS, and mortgage-backed securities	13,579	18,409
Total	$34,630	$44,765

At December 31, 2013, there were no concentrations of securities of any one issuer whose carrying value exceeded 10% of shareholders’ equity.

Maturity Schedule of Investment Securities. Maturity schedule (by contractual maturity or, if applicable, earliest call date) of the Company’s investment securities, by carrying value, and the related weighted average yield at December 31, 2013:

Maturity Schedule of Investments

	(Dollars in thousands)
	Maturing in One Year or Less		Maturing After One Year Through Five Years		Maturing After Five Years Through Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government corporations and agencies	$-	0.00%	$8,326	1.11%	$5,385	1.60%	$-	0.00%
U.S. treasury bonds	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Obligations of state and poltical subdivisions	1,953	4.28%	5,088	3.49%	298	4.20%	-	0.00%
CMOs, REMICS, and mortgage-backed securities	-	0.00%	10,063	2.05%	3,517	2.28%	-	0.00%
Total	$1,953	4.28%	$23,477	2.03%	$9,200	1.94%	$-	0.00%

The weighted average interest rates are based on coupon rates for investments purchased at par value and on effective interest rates considering amortization or accretion if the investment and mortgage-backed securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been determined on a tax equivalent basis. Other investment securities consisting of Federal Home Loan Bank stock that bears no stated maturity or yield is not included in this analysis. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions. Yields are based on amortized cost balances.

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Cash and Cash Equivalents. Cash and cash equivalents totaled $15.0 million as of December 31, 2013, a $4.8 million or 46.9% increase from the December 31, 2012 balance of $10.2 million. The increase in cash and cash equivalents corresponds with the $10.2 million decrease in the investment portfolio.

Premises and Equipment. Premises and equipment decreased $394 thousand or 10.7% to $3.3 million at December 31, 2013 from $3.7 million at December 31, 2012. The decrease can be attributed to depreciation expense of $389 thousand during 2013.

Other Assets. Other assets increased $608 thousand or 71.0% to $1.5 million at December 31, 2013 from $0.9 million at December 31, 2012. The increase is attributable to capitalized capital campaign related expenses of $185 thousand, a receivable from our insurance company of $95 thousand related to the misappropriation, and prepaid dealer participation fees of $160 thousand.

Deposits and Borrowings. The Company’s primary source of funds is customer deposits. The Bank offers a variety of deposit products in an attempt to remain competitive and respond to changes in consumer demand. The Company relies primarily on its high quality customer service, sales programs, customer referrals and advertising to attract and retain these deposits. Deposits provide the primary source of funding for the Company’s lending and investment activities and the interest paid for deposits must be carefully managed to control the level of interest expense.

The deposit portfolio decreased $24.2 million or 11.6% to $185.6 million as of December 31, 2013 from $209.8 million as of December 31, 2012. Although both NOW and non-interest bearing accounts were up $1.4 million and $1.6 million respectively year-over-year, significant decreases occurred in money market savings accounts ($8.1 million) and time deposits ($19.1 million). The decrease in the money market accounts can be attributed to changing customer behavior, as more available funds are reinvested in the stock market. The decline in time deposits can be attributed to a pricing strategy of setting competitive offering rates, but not the highest deposit rates in our market, resulting in a 26 bps year-over-year decrease in cost of deposits. Management expects these trends to moderate in 2014.

Large Time Deposits. The following table sets forth the maturities of the Bank’s certificates of deposit having principal amounts greater than $100,000 at December 31:

	(Dollars in thousands)
Certificates of deposit maturing in quarter ending:	2013	2012
Three months or less	$4,532	$12,529
Over three months through six months	3,283	4,023
Over six months through twelve months	8,740	9,603
Over twelve months	26,416	28,144
Total	$42,971	$54,299

Average Deposits. Average deposit balances and average rates paid are summarized as follows for the years ended December 31:

	(Dollars in thousands)
	2013		2012
	Amount	Rate	Amount	Rate

Non-interest-bearing demand deposits	$20,949	0.00%	$19,396	0.00%
Interest-bearing demand deposits	19,676	0.13	19,335	0.14
Savings deposits	64,257	0.23	71,016	0.31
Time deposits	95,649	1.47	107,733	1.88
Total	$200,531	0.79%	$217,480	1.15%

The 2012 Consent Order prohibits the Bank from acquiring or renewing brokered deposit agreements. To date, this restriction has not materially impacted funding, as alternate sources of liquidity have been identified and appear to be adequate to meet near term requirements. As of December 31, 2013, one brokered deposit agreement totaling $3.0 million remains with a maturity date of March 23, 2015.

Borrowed funds totaled $6.4 million as of December 31, 2013, a $203 thousand or 3.1% decrease from the December 31, 2012 balance. The borrowings consist of three unsecured loans to Bancorp. The loans must be repaid from cash at Bancorp. Per the 2012 Consent Order with the FDIC, the Bank is not permitted to make any forms of payments to Bancorp. Bancorp’s cash position was $51 thousand as of December 31, 2013. Subsequent to December 31, 2013, the Company has entered into agreements to sell portions of an OREO property for $0.4 million. This OREO resulted from the foreclosure of a real estate development loan. Of the (65) original building lots, a total of (29) have been sold, (36) lots remain with (5) of those in contract. Management believes the proceeds from the ongoing public offering portion of the stock subscription and OREO sales will be adequate to meet the Company’s debt service requirements during 2014.

Other Borrowings.

	(Dollars in thousands)
Description	Balance of Loan as of 12/31/13	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$5,000,000	8.00%	Monthly	Interest Only	12/29/2015
Loan 2	$779,335	4.75%	Monthly	Amortizing	11/21/2019
Loan 3	$583,227	4.25%	Monthly	Amortizing	6/26/2019

No FHLB borrowings were outstanding as of December 31, 2013 or December 31, 2012. The Bank had an approved FHLB line-of-credit of $14.6 million as of December 31, 2013. In addition, the Company has collateralized federal fund lines of $6.8 million with the FRB and $1.0 million with Great Lakes Bankers Bank. Neither line was drawn upon as of December 31, 2013. The FHLB line was secured via the pledge of mortgage loans totaling $26.3 million, the Federal Reserve federal fund line is secured via the pledge of $9.2 million of automobile loans and the Great Lakes Bankers Bank line is secured via the pledge of cash.

Other Liabilities. Other liabilities decreased by $930 thousand from $2.3 million at December 31, 2012 to $1.4 million at December 31, 2013. Accounts payable was a major component of the decrease, declining $322 thousand or 36.4% from December 31, 2012 to December 31, 2013. The 2013 absorption of accrued legal expenses for litigation ongoing at December 31, 2012 was the major driver of this decline. Pension liabilities also declined $360 thousand, or 39.1%, to $590 thousand at December 31, 2013. This decline is partially the result of the Company providing an additional $250 thousand of funding to the pension plan.

Concentrations of Credit Risk. Financial institutions such as the Bank generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. Citizens Bank’s loan portfolio is concentrated geographically in central Ohio. Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for these properties totaled $26.5 million at December 31, 2013, which represents 18% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 3.2% at December 31, 2013. Management has also identified sub-prime loans (less than a 660 credit score) and unsecured loans as concentrations. As of December 31, 2013, loans to sub-prime borrowers totaled $11.7 million (8.0% of total portfolio), with 4.0% 30 days or more past due. In addition, unsecured loans totaled $5.0 million as of December 31, 2013 with off-balance sheet risk totaling $8.2 million. The delinquency rate in this category, which is any loan 30 days or more past due, was 3.2% at December 31, 2013.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated from operating activities was $1.1 million in each of the years ended in December 31, 2013 and 2012. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense and increases and decreases in other assets and liabilities.

The primary investing activity of the Bank is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities.

In considering the more typical investing activities, during 2013, $8.9 million was generated from the combination of maturity, pay-downs, calls or sale of available-for-sale investment securities and $16.9 million was provided by a decline in loan balances while there were no purchases of available-for-sale investment securities. During 2012, $23.0 million was generated from the combination of maturity, pay-downs, calls or sale of available-for-sale investment securities and $3.0 million was provided by a decline in loan growth while $26.6 million was used to purchase available-for-sale investment securities. Loans originated for sale used $3.4 million of funding while the proceeds from the sale of loans held-for-sale generated $4,2 million of funds. During 2012, the origination of loan held-for-sale utilized $7.2 million of funds and the sale of loans held-for-sale generated $6.7 million.

For 2013, total deposits decreased by $24.2 million. For 2012, total deposits decreased by $12.0 million. While the Company had no activity in FHLB advances during 2013, in 2012 the Company paid off $1.1 million in FHLB advances. For additional information about cash flows from the Bank’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

The Company is currently engaged in a capital raise campaign scheduled to run through May 31, 2014. The Company is offering a total of 369,754 common shares plus 184,877 warrants, for a total of 554,631 shares. Each two shares of common stock come with a warrant to purchase one additional share of common stock within two years from the closing of the offering at a purchase price of 90% of the Company’s tangible book value on the last day of the month prior to the warrant exercise date. Warrants are not transferrable.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of

Citizens Independent Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Citizens Independent Bancorp, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. Citizens Independent Bancorp, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens Independent Bancorp, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Suttle & Stalnaker, PLLC

Parkersburg, West Virginia

March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Citizens Independent Bancorp, Inc.

Logan, Ohio

We have audited the accompanying consolidated balance sheet of Citizens Independent Bancorp, Inc. as of December 31, 2012, and the related consolidated statement of operations, comprehensive income, changes in shareholders’ equity and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Independent Bancorp, Inc. as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Dixon, Davis, Bagent & Company

Granville, Ohio

March 13, 2014

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	(Dollars in thousands)
	2013	2012

ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$6,758	$9,437
Federal funds sold	8,246	778
Total cash and cash equivalents	15,004	10,215

Securities available for sale	34,630	44,765
Other investment securities	859	908
Loans held for sale	-	677

Loans	147,017	167,020
Allowance for loan losses	(4,384)	(5,204)
Net loans	142,633	161,816

Premises and equipment, net	3,283	3,677
Accrued interest receivable	446	535
Other real estate owned	2,532	2,767
Other assets	1,465	857

TOTAL ASSETS	$200,852	$226,217

LIABILITIES
Deposits
Noninterest bearing	$20,539	$18,891
Interest bearing	165,032	190,916
Total deposits	185,571	209,807

Borrowed funds	6,363	6,566
Accrued interest payable	1,935	2,032
Other liabilities	1,357	2,288
TOTAL LIABILITIES	195,226	220,693

SHAREHOLDERS' EQUITY
Cumulative preferred stock of no par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock of no par value; 900,000 shares authorized, 399,748 shares issued and outstanding at December 31, 2013 and 370,780 shares issued and outstanding at December 31, 2012	9,307	8,807
Common stock subscribed, unissued	-	500
Retained earnings	3,380	2,773
Treasury stock, at cost, 54,380 shares at December 31, 2013 and 53,755 shares at December 31, 2012	(6,590)	(6,529)
Accumulated other comprehensive income (loss)	(471)	(27)
TOTAL SHAREHOLDERS' EQUITY	5,626	5,524

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$200,852	$226,217

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2013 and 2012

	(Dollars in thousands, except per share data)
	2013	2012

INTEREST INCOME
Interest and fees on loans	$8,686	$9,565
Interest and dividends on investment securities	776	891
Interest on federal funds sold	19	28
TOTAL INTEREST INCOME	9,481	10,484

INTEREST EXPENSE
Interest on deposits	1,579	2,296
Interest on borrowed funds	468	525
TOTAL INTEREST EXPENSE	2,047	2,821

NET INTEREST INCOME	7,434	7,663

Provision for loan losses	191	7,336

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,243	327

NONINTEREST INCOME
Service charges	514	495
Net gain on sale of securities	31	632
Net gain on sale of loans	83	179
Net gain (loss) on sale of repossessed assets	271	(30)
Credit card income and fees	324	319
Other	335	446
TOTAL NONINTEREST INCOME	1,558	2,041

NONINTEREST EXPENSES
Salaries and employee benefits	3,670	3,752
Net occupancy and equipment expenses	1,072	1,104
Other real estate owned expense	128	5,344
FDIC insurance expense	480	400
Legal and professional fees	363	1,211
Data processing	345	291
Advertising	185	131
Examinations and audits	165	168
Pension expense	220	33
Telephone	113	83
Other operating expenses	1,453	2,181
TOTAL NONINTEREST EXPENSES	8,194	14,698

INCOME (LOSS) BEFORE INCOME TAXES	607	(12,330)

Income tax expense (benefit)	-	456

NET INCOME (LOSS)	$607	$(12,786)

Basic earnings (loss) per common share	$1.84	$(40.33)
Diluted earnings (loss) per common share	$1.84	$(40.33)

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2013 and 2012

	(Dollars in thousands)
	2013	2012

Net income (loss)	$607	$(12,786)

Other comprehensive income (loss), net of tax:

Change in unrecognized actuarial loss on pension plan, net of income taxes of $125 and $(113) for the years ended December 31, 2013 and 2012, respectively	229	(219)

Unrealized net holding gain (loss) on securities available for sale, net of income taxes of $(336) and $113 for the years ended December 31, 2013 and 2012, respectively	(653)	219

Reclassification for gains recognized on sale of securities available for sale, net of income taxes of $11 and $215 for the years ended December 31, 2013 and 2012, respectively	(20)	(417)

Other comprehensive income (loss)	(444)	(417)

Comprehensive income (loss)	$163	$(13,203)

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2013 and 2012

	(Dollars in thousands)
	Common stock	Common stock subscribed	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total

Balances at January 1, 2012	$4,800	$-	$19,566	$(6,529)	$390	$18,227
Comprehensive Income:
Net income (loss)			(12,786)			(12,786)
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale					(198)	(198)
Change in unrecognized gain (loss) on pension					(219)	(219)
Stock dividend - 63,292 shares	4,007		(4,007)			-
Common stock subscribed, unissued		500				500
Balances at December 31, 2012	$8,807	$500	$2,773	$(6,529)	$(27)	$5,524

Comprehensive Income:
Net income (loss)			607			607
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale					(673)	(673)
Change in unrecognized gain (loss) on pension					229	229
Stock Repurchase - 625 shares				(61)		(61)

Common stock issued - 28,968 shares	500	(500)				-
Balances at December 31, 2013	$9,307	$-	$3,380	$(6,590)	$(471)	$5,626

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013 and 2012

	(Dollars in thousands)
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$607	$(12,786)
Adjustments to reconcile net income/(loss) to net cash Provided by operating activities
Provision for loan losses	191	7,336
Depreciation and amortization	389	423
Deferred income taxes	-	(302)
Investment securities amortization (accretion), net	224	267
Provision for loss on real estate owned	26	5,111
Change in value of bank owned life insurance	-	(7)
Net (gain) loss on sale of other real estate owned	(271)	30
Net (gain) loss on sale of investments	(31)	(632)
Net (gain) loss on disposition of premises and equipment	110	-
Net gain on sale of loans	(83)	(178)
Proceeds from sale of loans	4,149	6,680
Loans originated for sale	(3,389)	(7,179)
Net change in:
Accrued interest receivable	89	104
Accrued interest payable	(97)	(246)
Other assets	68	521
Other liabilities	(931)	1,923
Net cash provided by operating activities	1,051	1,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	-	(26,653)
Proceeds from maturities of available for sale securities	8,891	6,276
Proceeds from sales of available for sale securities	-	17,263
Proceeds from sales of other securities	80	-
Net change in loans	17,176	3,036
Proceeds from the sale of other real estate owned	2,214	383
Purchases of premises and equipment	(123)	(42)
Net cash provided by investing activities	28,238	263

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(24,236)	(12,001)
Net increase (decrease) in short-term borrowings	-	(217)
Repayments of FHLB advances	-	(1,131)
Payments on loans payable	(203)	(154)
Cash received on common share subscriptions	-	500
Purchase of treasury stock	(61)	-
Net cash provided by (used in) financing activities	(24,500)	(13,003)

Net increase (decrease) in cash and cash equivalents	4,789	(11,675)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,215	21,890

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,004	$10,215

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Citizens Independent Bancorp, Inc. (Bancorp) is a bank holding company whose wholly-owned bank subsidiary, The Citizens Bank of Logan (the Bank), together referred to as the Company, is engaged in the business of commercial and retail banking services with operations conducted through offices in Hocking, Athens and Fairfield counties. These communities and surrounding areas are the source of substantially all the Company’s deposit and loan activities. Secured loans are secured by business assets, consumer assets, residential real estate and non-residential real estate. The majority of Company income is derived from commercial, real estate and retail lending activities and investments. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

In October 2012, the Bank entered into publicly available Consent Orders with the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (DFI) (collectively referred to as the Orders) which require the Bank to take a number of actions. Significant among the required actions is the development of a Capital Plan which will result in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its total assets at a minimum of 8.50% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. The Orders contain a number of listed deliverables and filing deadlines.

Basis of Financial Statement Presentation

The accounting and reporting policies of the Bancorp and its Subsidiaries conform with accounting principles generally accepted in the United States of America and to general practices followed within the banking industry.

To conform to the 2013 presentation, certain reclassifications have been made to prior amounts, which had no impact on net income, comprehensive income, or shareholders’ equity.

Principles of Consolidation

The consolidated financial statements include the accounts of Citizens Independent Bancorp, Inc. and its wholly-owned subsidiary, The Citizens Bank of Logan. The financial statements of the Bank include the accounts of its wholly-owned subsidiaries, Countywide Mortgage Company, and Countywide Loan Company. Citizens Travel Center was closed in 2013. The balance sheet and statement of income for the Citizens Travel Center were immaterial to the consolidated financial statements. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Securities

Debt securities are classified as held-to-maturity when management has the positive intent and ability to hold the securities to maturity. Securities held-to-maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available–for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses of which none have been reported in the periods presented.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses and unearned discounts.

Loan origination fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Interest accrued in the current year but not collected for loans that are placed on nonaccrual or charged off is reversed against current interest income and unpaid interest accrued in prior years is charged to the allowance for loan losses. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Consistent with the Bank’s existing method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized as income using the accrual method.

Loans Held for Sale

Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or market value determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance through charges to income. Gains and losses on the sale of loans held for sale are determined using the specific identification method.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and environmental components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Troubled Debt Restructuring (TDRs)

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and the Bank has granted a concession. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate. TDRs are separately identified for impairment disclosures and are measured by the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral.

Premises and Equipment

Land is carried at cost. Other premises and equipment are recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets. Useful lives are revised when a change in life expectancy becomes apparent. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains or losses on dispositions are included in current operations as realized.

Bank Owned Life Insurance

The Company has purchased a life insurance policy on one retired executive. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Increases in the asset value are recorded as earnings in other income.

Other Real Estate Owned (OREO)

OREO is recorded at fair value less anticipated selling costs (net realizable value) and consists of property acquired through foreclosure and real estate held for sale. If the net realizable value is below the carrying value of the loan at the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in the fair value of real estate are classified as OREO devaluations, are reported as adjustments to the carrying value of OREO and are expensed within other income. In certain circumstances where management believes the devaluation may not be permanent in nature, the Company utilizes a valuation allowance to record OREO devaluations, which is also expensed through other income. Costs relating to development and improvement of such properties are capitalized (not in excess of fair value less estimated costs to sell) and costs relating to holding the properties are charged to expense.

Accumulated Other Comprehensive Income

The accumulated other comprehensive income component of equity results from the unrealized gains and losses on available for sale securities and from the unrecognized actuarial loss of the pension plan.

	(Dollars in thousands)
	2013	2012
Securities available for sale	$(101)	$572
Unrecognized actuarial loss of the pension plan	(370)	(599)
Accumulated other comprehensive income	$(471)	$(27)

Employee Benefit Plans

Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized. 401(K) plan expense is based on the Company’s annual contribution.

Earnings Per Common Share

Earnings per common share are net income available to common shareholders divided by the weighted average common shares outstanding during the period. The factors used in the earnings per share computation follow:

	(Dollars in thousands, except per share data)
	2013	2012

Net income (loss)	$607	$(12,786)
Weighted average common shares outstanding	330,779	317,025
Basic and diluted earnings (loss) per common share	$1.84	$(40.33)

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, subsequent loss writedowns on other real estate owned, accumulated depreciation, nonaccrual interest on loans, and accrued employee benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Bancorp files consolidated income tax returns with its Subsidiaries.

Advertising

Advertising costs are charged to operations when incurred.

Statements of Cash Flows

The Company considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold, all of which have an original maturity of 90 days or less, to be cash equivalents for purposes of the statements of cash flows. The following are supplemental disclosures for the years ended December 31, 2013 and 2012, respectively.

	(Dollars in thousands)
	2013	2012

Cash paid during the year for interest	$2,144	$3,067
Cash paid during the year for income taxes	$-	$125
Non cash investing and financing activities
Transfer of loans to real estate owned	$2,128	$1,194
Stock dividend	$-	$4,007

Industry Segments

While the Bancorp’s chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. ASU 2013-02 requires entities to disclose in a single location, either on the face of the financial statement that reports net income or in the notes, the effects of reclassification out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, such as realized gains or losses on available-for-sale securities reclassified into net income on sale, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, such as actuarial gains or losses amortized into pension cost that may be capitalized into inventory or other assets, entities must provide a cross reference to other required U.S. GAAP disclosures. ASU 2013-02 was effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial condition or results of operaton.

NOTE B – RESTATEMENT

Restatement. An accounting error has been identified that relates to the year ended December 31, 2012; therefore the financial statements as of and for the year ended December 31, 2012 have been restated.

As part of the Company’s 2013 year-end closing process, management identified an error in the reconciliation for the ATM settlement account that relates to 2012. The error totals $344,000 and represents amounts recorded as assets that have been determined to be uncollectable as of December 31, 2012.

The net effect of this error on the Company’s financial statements for the year ended December 31, 2012 was that net income was overstated by $344,000. The impact to the balance sheet as of December 31, 2012 was that cash/cash equivalents was overstated by $344,000 and retained earnings was overstated by $344,000. Correction of the error involved a $344,000 charge to net income in December, 2012. Net loss for the year ended December 31, 2012, which was previously reported as $12,400,000, has been restated to $12,800,000; and net loss per basic and diluted share for the year ended December 31, 2012, which was previously reported as $(39.25), has been restated to $(40.33).

The impact of the correction of the error noted above to the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2012 is summarized below:

(Dollars in thousands, except for per share data)

	As previously reported	Impact of the restatement	As restated

December 31, 2012:
Cash and cash equivalents	$10,559	$(344)	$10,215
Total shareholders’ equity	$5,868	$(344)	$5,524
Net income (loss)	$(12,442)	$(344)	$(12,786)
Earnings (loss) per share	$(39.25)	$(1.08)	$(40.33)

NOTE C - RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain certain daily cash and due from bank reserve balances in accordance with regulatory requirements. The balance maintained under such requirements was $778,000 and $726,000 as of December 31, 2013 and 2012, respectively.

NOTE D - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:

	(Dollars in thousands)
	December 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$-	$-	$-	$-	$1,961	$9	$-	$1,970
U.S. government Federal agencies	13,937	8	(233)	13,712	15,970	142	-	16,112
State and local governments	7,015	334	(10)	7,339	7,768	506	-	8,274
Mortgage backed securities	13,831	36	(288)	13,579	18,199	210	-	18,409
Total	$34,783	$378	$(531)	$34,630	$43,898	$867	$-	$44,765

The following is a summary of maturities of securities available-for-sale as of December 31, 2013:

	(Dollars in thousands)
	Amortized Cost	Fair Value
Amounts maturing in:

One year or less	$649	$665
After one year through five years	13,922	14,077
After five years through ten years	7,415	7,347
After ten years	12,797	12,541
Total	$34,783	$34,630

Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. The amortized cost and fair value of mortgage-backed securities are presented in the available-for-sale category by contractual maturity in the preceding table.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

In 2013, the Bancorp sold a portion of other securities held for investment realizing total proceeds of $80,000 and realized gains of $31,000. In 2012, the Bancorp sold securities available-for-sale for total proceeds of $17,263,000, resulting in no gross realized losses and gross realized gains of $632,000.

There were no securities transferred between classifications during 2013 and 2012.

Investment securities with a carrying amount of approximately $31,835,000 and $33,234,000 were pledged to secure deposits as required or permitted by law at December 31, 2013, and 2012, respectively.

The caption “Other Investment Securities” in the consolidated balance sheets consists of Federal Home Loan Bank stock. This equity security is carried at cost, since it may only be sold back to the Federal Home Loan Bank or another member at par value.

Information pertaining to securities with gross unrealized losses at December 31, 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(Dollars in thousands)
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2013
U.S. government Federal agencies	$12,416	$(233)	$-	$-	$12,416	$(233)
State and local governments	570	(10)	-	-	570	(10)
Mortgage backed securities	9,791	(288)	-	-	9,791	(288)
Total	$22,777	$(531)	$-	$-	$22,777	$(531)

There were no securities in a gross unrealized loss position at December 31, 2012.

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

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any recovery in fair value.

NOTE E - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	(Dollars in thousands)

	Commercial	Real Estate	Consumer	Total

December 31, 2013
Beginning balance - January 1, 2013	$4,846	$203	$155	$5,204
Charge-offs	(1,171)	(108)	(395)	(1,674)
Recoveries	568	55	40	663
Net (charge-offs) recoveries	(603)	(53)	(355)	(1,011)
Provision	(370)	117	444	191
Ending balance - December 31, 2013	$3,873	$267	$244	$4,384

December 31, 2012
Beginning balance - January 1, 2012	$4,083	$82	$64	$4,229
Charge-offs	(6,170)	(637)	(131)	(6,938)
Recoveries	485	43	49	577
Net (charge-offs) recoveries	(5,685)	(594)	(82)	(6,361)
Provision	6,448	715	173	7,336
Ending balance - December 31, 2012	$4,846	$203	$155	$5,204

The following tables present the recorded investment with respect to loans and the related allowance by portfolio segment at the dates indicated:

			(Dollars in thousands)
	Collectively Evaluated		Individually Evaluated		Total
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
December 31, 2013
Commercial	$2,802	$81,716	$1,071	$9,874	$3,873	$91,590
Real estate	183	33,219	84	778	267	33,997
Consumer	189	21,183	55	247	244	21,430
Total	$3,174	$136,118	$1,210	$10,899	$4,384	$147,017

December 31, 2012
Commercial	$3,248	$99,015	$1,598	$11,126	$4,846	$110,141
Real estate	199	27,781	4	958	203	28,739
Consumer	84	27,719	71	421	155	28,140
Total	$3,531	$154,515	$1,673	$12,505	$5,204	$167,020

As part of its monitoring process, the Bank utilizes a risk rating system which quantifies the risk the Bank estimates it has assumed when entering into a loan transaction and during the life of that loan. The system rates the strength of the borrower and the transaction and is designed to provide a program for risk management and early detection of problems. Loans are graded on a scale of 1 through 8, with a grade of 4 or below classified as “Pass” rated credits. Following is a description of the general characteristics of risk grades 5 through 8:

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

8 – Loss

This credit is of little value and not warranted as a bankable asset. Accordingly, the Bank does not carry any loans on the books that are graded 8 – loss, instead these loans are charged off.

The Bank’s strategy for credit risk management includes ongoing credit examinations and management reviews of loans exhibiting deterioration of credit quality. Such monitoring is being done on an ongoing basis according to the following timeframe: $250,000 to $1,000,000 exposure, annually; $1,000,000 exposure, semiannually; watch list loans with aggregate exposure >$100,000 are analyzed each quarter. A deteriorating credit indicates an elevated likelihood of delinquency. When a loan becomes delinquent, its credit grade is reviewed and changed accordingly. Each downgrade to a classified credit results in a higher percentage of reserve to reflect the increased likelihood of loss for similarity graded credits. Further deterioration could result in a certain credit being deemed impaired resulting in a collateral valuation for purposes of establishing a specific reserve which reflects the possible extent of such loss for that credit.

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at December 31, 2013 and December 31, 2012.

Commercial Credit Exposure

Credit risk profile by credit worthiness category

Commercial Credit Exposure		(Dollars in thousands)

	Commercial Mortgage		Commercial Other
	12/31/13	12/31/12	12/31/13	12/31/12
Category
Pass	$58,765	$77,371	$11,424	$11,568
5	11,468	10,218	2,480	2,691
6	6,657	5,096	722	512
7	74	2,380	-	305
Total	$76,964	$95,065	$14,626	$15,076

Consumer Credit Exposure

Credit risk profile by credit worthiness category

			(Dollars in thousands)
	Residential Real Estate		Consumer Equity		Consumer Auto		Consumer Other
	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12
Category
Pass	$32,201	$27,450	$7,351	$7,336	$11,908	$13,514	$1,738	$6,082
5	792	649	210	296	62	115	-	373
6	1,004	640	105	17	53	156	-	241
7	-	-	-	-	3	10	-	-
Total	$33,997	$28,739	$7,666	$7,649	$12,026	$13,795	$1,738	$6,696

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing commercial, mortgage and consumer loans. Impairment is evaluated in total for smaller balance loans of a similar nature, and on an individual loan basis for other loans. The following tables set forth certain information regarding the Bank’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods indicated:

	(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2013

With no related allowance recorded:
Commercial mortgage	$6,824	$7,048	$-
Commercial other	113	115	-
Residential real estate	558	615	-
Consumer equity	96	97	-
Consumer auto	132	135	-
Subtotal	7,723	8,010	-

With an allowance recorded:
Commercial mortgage	2,352	3,629	624
Commercial other	656	792	447
Residential real estate	452	455	84
Consumer equity	165	166	53
Consumer auto	9	9	2
Subtotal	3,634	5,051	1,210
Total	$11,357	$13,061	$1,210

December 31, 2012

With no related allowance recorded:
Commercial mortgage	$1,204	$1,435	$-
Commercial other	4,794	5,732	-
Residential real estate	839	1,898	-
Consumer equity	6	6	-
Consumer auto	218	218	-
Consumer other	29	29	-
Subtotal	7,090	9,318	-

With an allowance recorded:
Commercial mortgage	3,883	4,810	968
Commercial other	1,245	1,719	630
Residential real estate	119	122	4
Consumer equity	168	169	71
Subtotal	5,415	6,820	1,673
Total	$12,505	$16,138	$1,673

The following tables present the average recorded investments in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class for the periods indicated.

	(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average Recorded Investment	Total Interest Income Recognized	Average Recorded Investment	Total Interest Income Recognized	Average Recorded Investment	Total Interest Income Recognized
December 31, 2013
Commercial:
Mortgage	$4,014	$148	$3,118	$-	$7,132	$148
Other	2,454	4	951	-	3,405	4
Residential real estate	699	3	286	18	985	21
Consumer:
Equity	51	-	167	11	218	11
Auto	175	11	5	-	180	11
Other	15	-	-	-	15	-
TOTAL	$7,408	$166	$4,527	$29	$11,935	$195

December 31, 2012
Commercial:
Mortgage	$4,984	$18	$3,405	$65	$8,389	$83
Other	4,744	202	964	-	5,708	202
Residential real estate	959	11	103	-	1,062	11
Consumer:
Equity	86	-	90	12	176	12
Auto	349	20	-	-	349	20
Other	28	-	-	-	28	-
TOTAL	$11,150	$251	$4,562	$77	$15,712	$328

The following table summarizes information relative to troubled debt restructured (TDR) loans which were modified during the years ended December 31, 2013 and 2012.

	(Dollars in thousands)
	Number	Pre- Modification Outstanding	Post- Modification Outstanding
	of	Recorded	Recorded
	TDRs	Investment	Investment
December 31, 2013
Commercial Mortgage	1	$287	$283
Commercial Other	1	212	202
Consumer	4	50	53
Total	6	$549	$538

December 31, 2012
Commercial Mortgage	15	$5,669	$4,225
Real estate residential	8	557	524
Consumer	38	470	355
Total	61	$6,696	$5,104

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Bank offers various types of concessions when modifying a loan. Loan terms that may be modified due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, a reduction in the face amount of the debt, a reduction of the accrued interest, temporary interest-only payments, or re-aging, extensions, deferrals, renewals and rewrites. In mitigation, additional collateral, a co-borrower or a guarantor may be requested.

During 2013 loans were modified by a either a reduction in interest rates or a change in the contractual maturity date of the note. Two loans were modified with reduced interest rates, the contractual maturity date of three loans was extended, and one loan had both the interest rate reduced and the contractual maturity date extended.

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

There has been one loan totaling $179,000 which was modified as a TDR within the previous twelve months that has subsequently defaulted as of December 31, 2013.

The following table presents the loan portfolio summarized by aging categories, at December 31, 2013 and 2012:

	(Dollars in thousands)						Recorded
							Investment
	30-59	60-89	>90				>90 Days
	Days	Days	Days	Total		Total	and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
2013
Commercial:
Mortgage	$1,923	$203	$3,153	$5,279	$71,685	$76,964	$-
Other	140	74	174	388	14,238	14,626	-
Residential Real Estate	639	156	259	1,054	32,943	33,997	-
Consumer:
Equity	81	16	-	97	7,569	7,666	-
Auto	46	11	-	57	11,969	12,026	-
Other	71	60	-	131	1,607	1,738	-
Total	$2,900	$520	$3,586	$7,006	$140,011	$147,017	$-

2012
Commercial:
Mortgage	$1,842	$1,135	$5,084	$8,061	$87,004	$95,065	$-
Other	280	351	523	1,154	13,922	15,076	-
Residential Real Estate	149	-	339	488	28,251	28,739	-
Consumer:
Equity	17	-	17	34	7,615	7,649	-
Auto	23	9	78	110	13,685	13,795	-
Other	9	2	29	40	6,656	6,696	-
Total	$2,320	$1,497	$6,070	$9,887	$157,133	$167,020	$-

The following summarizes loans on nonaccrual status at December 31, 2013 and 2012.

	(Dollars in thousands)
	December 31	December 31
	2013	2012
Commercial:
Mortgage	$6,443	$6,391
Other	529	1,728
Residential Real Estate	680	798
Consumer:
Equity	105	17
Auto	31	91
Other	-	-
Total	$7,788	$9,025

In the ordinary course of business, the Bancorp and its Subsidiary have and expect to continue to have transactions, including borrowings, with its officers, directors, and their affiliates.  In the opinion of management, such transactions were on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time of comparable transactions with other customers and did not involve more than a normal credit risk of collectability or present any other unfavorable features to the Bancorp and its Subsidiary.  Loans to such borrowers are summarized as follows:

	(Dollars in thousands)
	2013	2012

Balance, January 1	$1,196	$5,035
New loans granted	342	157
Principal payments	(886)	(408)
Change in director status	(636)	(3,588)
Balance, December 31, 2013	$16	$1,196

NOTE F - PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2013 and 2012 follows:

	(Dollars in thousands)

	2013	2012

Land	$1,273	$1,168
Buildings and improvements	3,458	3,493
Furniture, fixtures, and equipment	2,317	3,898
	$7,048	$8,559

Accumulated depreciation and amortization	(3,765)	(4,882)

Total	$3,283	$3,677

The Company has entered into various operating lease arrangements. The leases expire at various dates throughout 2014 to 2018 and provide for options at renewal. The total rental expense charged to operations for the years ended December 31, 2013, and 2012 amounted to $192,000 and $188,000, respectively. At December 31, 2013, the total future minimum lease commitments under the leases were:

(Dollars in thousands)

2014	$192
2015	187
2016	103
2017	40
2018	33
Total	$555

NOTE G - DEPOSITS

Deposit account balances at December 31, 2013 and 2012, are summarized as follows:

	(Dollars in thousands)

	2013	2012

Non-interest bearing checking accounts	$20,539	$18,891
Interest-bearing checking accounts	20,561	20,557
Savings accounts	58,330	66,834
Certificates of deposit	86,141	103,525
Total	$185,571	$209,807

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $42,971,000 and $54,299,000 at December 31, 2013 and 2012, respectively.

At December 31, 2013, scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)

2014	$39,584
2015	24,228
2016	10,864
2017	8,348
2018	3,090
2019 and after	27
$86,141

The Bank held deposits of approximately $751,000 and $346,000 for executive officers and directors at December 31, 2013 and 2012, respectively.

NOTE H – BORROWED FUNDS

Borrowed funds are comprised of the following at December 31:

	(Dollars in thousands)

	2013	2012

8.00% note payable to company, of which a significant owner is a shareholder of Bancorp, in monthly installments of interest only through 12/29/2015, secured by real estate	$5,000	$5,000

4.25% note payable to bank in monthly installments of $9,925 through 06/25/2019, unsecured	583	675

4.75% note payable to bank in monthly installments of $12,615 through 11/21/2019, unsecured	780	891

Total borrowed funds	$6,363	$6,566

Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock owned by the Bank (totaling $859,000) and by 100% of the Bank’s qualifying 1-4 family mortgage loans. Based on the collateral capacity, total FHLB advances are limited to approximately $14,585,000. There were no FHLB borrowings outstanding at December 31, 2013 or 2012.

At December 31, 2013, scheduled maturities of notes payable were as follows:

(Dollars in thousands)

2014	$213
2015	5,223
2016	233
2017	244
2018	256
2019	194
$6,363

NOTE I - FEDERAL INCOME TAXES

The consolidated provision for income taxes for 2013 and 2012 consists of the following:

	(Dollars in thousands)

	2013	2012

Income tax expense
Current tax expense (benefit)	$-	$-
Deferred tax expense (benefit)	303	(4,878)
Change in valuation allowance	(303)	5,334
Total	$-	$456

The consolidated provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	(Dollars in thousands)

	2013	2012

Federal statutory income tax at 34%	$206	$(4,192)
Tax exempt income	(129)	(154)
Other	226	(649)
Change in valuation allowance	(303)	5,451
Total	$-	$456

The deferred tax assets and deferred tax liabilities are comprised of the following at December 31:

	(Dollars in thousands)

	2013	2012

Deferred Tax Assets
Pension accounting	$191	$313
Allowance for loan losses	613	1,109
Deferred compensation	19	22
OREO accounting	1,315	1,743
Nonaccrual loan interest	187	297
NOL carryforward	3,339	2,688
Available for sale securities	52	-
Other	5	3
Deferred tax assets	5,721	6,175

Deferred Tax Liabilities
Available for sale securities	-	286
Depreciation	164	245
FHLB stock	166	166
Deferred tax liabilities	330	697

Net deferred tax asset before valuation allowance	5,391	5,478

Valuation allowance	(5,148)	(5,451)
Net deferred tax asset	$243	$27

At year-end 2013, the Company had federal net operating loss carryforwards of approximately $9,820,000 which will begin to expire in the year 2031.

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. In evaluating the deferred tax asset, the Bancorp has determined that realization of the asset is less likely than not, therefore a valuation allowance was provided on deferred tax assets of approximately $5,148,000 and $5,451,000 at December 31, 2013 and 2012, respectively.

The Bancorp and its Subsidiaries are subject to U.S. federal income tax. The Bancorp is no longer subject to examination by taxing authorities for years before 2010.

NOTE J- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheets.

Financial instruments whose contract amount represents credit risk were as follows:

	(Dollars in thousands)

	2013	2012

Home equity lines	$6,469	$8,117
Credit card lines	5,747	5,330
Secured by real estate	594	451
Other unused commitments	7,742	7,116
Standby letters of credit	141	1,306
Total	$20,693	$22,320

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, real estate, or income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Bank has not incurred any losses on its commitments in either 2013 or 2012.

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

The Bancorp and Bank periodically are subject to claims and lawsuits which arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

NOTE L – RISKS AND UNCERTAINTIES

The Bank had due from bank balances in excess of $250,000 with the following banks as of December 31, 2013:

(Dollars in thousands)

Great Lakes Bankers Bank	$4,113
Federal Reserve Bank	8,000
Total	$12,113

NOTE M - RESTRICTION ON DIVIDENDS

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. At December 31, 2013, no retained earnings were available for the payment of dividends without prior regulatory approval.

NOTE N – EMPLOYEE BENEFIT PLANS

The Bank has a qualified noncontributory, defined benefit pension plan which covers certain employees. The benefits are primarily based on years of service and earnings.

The following is a summary of the plans funded status as of December 31, 2013 and 2012:

	(Dollars in thousands)
	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,497	$1,313
Interest Cost	52	53
Actuarial gain (loss)	(201)	191
Settlement	(170)	-
Benefits paid	(20)	(60)

Projected benefit obligation at end of year	$1,158	$1,497

Change in plan assets:
Fair value of plan assets at beginning of year	$576	$709
Actual return on plan assets	(6)	(146)
Employer contributions	259	73
Settlement	(179)	-
Benefits paid	(20)	(60)
Fair value of plan assets at end of year	$630	$576

Funded status (included in accrued liabilities)	$(528)	$(921)
Unrecognized actuarial loss in accumulated other comprehensive income (before taxes)	$(562)	$(916)

Amounts recognized in the consolidated statements of income consist of:

	(Dollars in thousands)
	Year ended December 31,
	2013	2012
Net periodic pension cost:
Interest cost on projected benefit obligation	$52	$53
Expected return on plan assets	(8)	(40)
Settlement loss	87	-
Net amortization of deferral of (gains) losses	89	51
Net periodic pension cost	$220	$64

Other changes recognized in other comprehensive income include:

	(Dollars in thousands)
	Year ended December 31,
	2013	2012

Net actuarial loss	$354	$(332)
Tax effect	(125)	113
Total recognized in other comprehensive income	$229	$(219)

Weighted-average assumptions used to determine benefit obligation at December 31, 2013 and 2012:

	2013	2012
Discount rate	4.50%	3.50%
Rate of compensation increases	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2013 and 2012:

	2013	2012
Discount rate	3.50%	4.20%
Expected return on plan assets	1.50%	6.00%

The actuarial assumptions used in the pension plan valuations are reviewed annually. The Bank’s expected return on plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation, and estimates of future long-term returns by asset class.

The Bank has retained the Park National Bank as third party trustee to manage the assets of The Citizens Bank of Logan pension plan. The Bank’s investment policy for Plan assets is to manage the portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds.

The portfolio is to be diversified by investing in multiple types of investment-grade securities. Target allocation percentages for each major class of Plan assets are as follows:

Equity Securities – 85%
Fixed Income Securities – 15%

The Bank’s pension plan weighted-average asset allocations at December 31, 2013 and 2012 by asset category are as follows:

	2013	2012
Asset category:
Equity securities	52%	7%
Debt securities	4%	3%
Cash and cash equivalents	41%	90%
Other	3%	0%
Total	100%	100%
Citizens Independent Bancorp, Inc. common stock to total plan assets	5%	6%

The fair values of the Bank’s pension plan assets, by asset class at December 31, 2013 are as follows:

		(Dollars in thousands)
		Fair Value Measurements
		at December 31,2013
Asset		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Class	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents	$242	$-	$242	$-
Fixed Income	62	62	-	-
Equity Securities	275	275	-	-
Other	19	19	-	-
	$598	$356	$242	$-
CIB Common Stock	32	-	32	-
Total Plan Assets	$630	$356	$274	$-

The fair values of the Bank’s pension plan assets, by asset class at December 31, 2012 are not available.

The Company anticipates making contributions to the pension plan totaling $155,000 during the fiscal year ending December 31, 2014. These contributions will be required to meet ERISA’s minimum funding standards and the estimated quarterly contribution requirements during this period.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)

2014	$61
2015	71
2016	59
2017	93
2018	109
2019-2023	293
Total	$686

The Company offers a 401(k) profit sharing plan covering substantially all employees. The Company partially matches voluntary employee contributions of up to 4% of individual compensation. The matching percentage was 50% in 2013 and 2012. Employee contributions are vested at all times. The Company’s matching contributions become fully vested after an individual has completed seven years of service. Expense associated with the plan included in salaries and employee benefits was approximately $32,000 in 2013 and $43,000 in 2012.

NOTE O - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and the Company’s consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined).

As of December 31, 2013, the most recent notification from the FDIC found that the Bank was categorized as undercapitalized per the consent orders. Under the regulatory framework for prompt corrective action, the Bank’s capital status may preclude the Bank from access to borrowings from the Federal Reserve System through the discount window. Also, as required by the framework, the Bank has a capital plan that is being filed with the FDIC. The plan outlines the Bank’s steps for attaining the required levels of regulatory capital. There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows:

			(Dollars in thousands)		To Be Well
					Capitalized Under
			For Capital		Current Regulatory
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013:
Total Risk-Based Capital (to Risk-Weighted Assets)	$13,679	10.3%	$10,620	8.0%	$13,275	10.0%

Tier 1 Capital (to Risk-Weighted Assets)	12,019	9.1	5,310	4.0	7,965	6.0

Tier 1 Capital (to Average Assets)	12,019	5.7	8,421	4.0	10,564	5.0

As of December 31, 2012:
Total Risk-Based Capital (to Risk-Weighted Assets)	$12,786	7.9%	$12,922	8.0%	$16,153	10.0%

Tier 1 Capital (to Risk-Weighted Assets)	10,766	6.7	6,461	4.0	9,692	6.0

Tier 1 Capital (to Average Assets)	10,766	4.6	9,270	4.0	11,588	5.0

NOTE P - FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair Value Measurements and Disclosures of the FASB ASC, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Fair value accounting guidance excluded certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Other securities consist mainly of shares of Federal Home Loan Bank stock that do not have readily determinable fair values and are carried at cost.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	(Dollars in thousands)
	Fair Value Measurements
	Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets/Liabilities	Inputs	Inputs
	(Level 1)	(Level 2	(Level 3)

December 31, 2013
Assets:
Available for sale securities
U.S. government federal agencies	$-	$13,712	$-
State & local governments	-	7,339	-
Mortgage backed securities	-	13,579	-

December 31, 2012
Assets:
Available for sale securities
U.S. government securities	$-	$1,970	$-
U.S. government federal agencies	-	16,112	-
State & local governments	-	8,274	-
Mortgage backed securities	-	18,409	-

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	(Dollars in thousands)
	Fair Value Measurements
	Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets/Liabilities	Inputs	Inputs
	(Level 1)	(Level 2	(Level 3)

December 31, 2013
Assets:
Impaired loans	$-	$-	$10,147
Other real estate owned	-	-	2,532

December 31, 2012
Assets:
Impaired loans	$-	$-	$10,832
Other real estate owned	-	-	2,767

The estimated fair values of the Company’s financial instruments are as follows:

			Quoted
	(Dollars in thousands)		Prices in
			Active
			Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets/Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2	(Level 3)
December 31, 2013
Financial assets:
Cash and cash equivalents	$15,004	$15,004	$-	$15,004	$-
Investment securities	34,630	34,630	-	34,630	-
Other investment securities	859	859	-	-	859
Loans, net	142,633	147,703	-	-	147,703
Accrued interest receivable	446	446	-	-	446

Financial liabilities
Noninterest-bearing deposits	$20,539	$20,539	$-	$20,539	$-
Interest-bearing deposits	165,032	165,502	-	165,502	-
Borrowed funds	6,363	6,363	-	6,363	-
Accrued interest payable	1,935	1,935	-	-	1,935

December 31, 2012
Financial assets:
Cash and cash equivalents	$10,215	$10,215	$-	$10,215	$-
Investment securities	44,765	44,765	-	44,765	-
Other investment securities	908	908	-	-	908
Loans held for sale	677	677	-	-	677
Loans, net	161,816	163,717	-	-	163,717
Accrued interest receivable	535	535	-	-	535

Financial liabilities
Noninterest-bearing deposits	$18,891	$18,891	$-	$18,891	$-
Interest-bearing deposits	190,916	193,161	-	193,161	-
Borrowed funds	6,566	6,563	-	6,563	-
Accrued interest payable	2,032	2,032	-	-	2,032

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions. The contract or notional amounts of the Bank’s financial instruments with off-balance-sheet risk are disclosed in NOTE J. No derivatives were held by the Bank for trading purposes.

NOTE Q – PARENT COMPANY FINANCIAL STATEMENTS

The following are condensed parent company only financial statements for Citizens Independent Bancorp, Inc.

CONDENSED BALANCE SHEETS

December 31, 2013 and 2012

	(Dollars in thousands)
	2013	2012

Assets
Cash	$51	$282
Investment in subsidiary	11,548	10,738
Securities available for sale	-	-
Other assets	448	1,416
Total assets	$12,047	$12,436

Total Liabilities	$6,421	$6,912
Total shareholders' equity	5,626	5,524

Total liabilities and shareholders’ equity	$12,047	$12,436

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31, 2013 and 2012

	(Dollars in thousands)
	2013	2012

Income
Dividends from subsidiaries	$-	$-
Other	3	29
	3	29

Expenses
Other	(650)	(4,147)

Income (loss) before income taxes and equity in undistributed earnings of subsidiary	(647)	(4,118)
Equity in undistributed earnings of subsidiaries	1,254	(8,668)
Income tax expense (benefit)
Net income (loss)	607	(12,786)
Other comprehensive income (loss)	(444)	(417)
Comprehensive income (loss)	$163	$(13,203)

CONDENSED STATEMENT OF CASH FLOWS

Years ended December 31, 2013 and 2012

	(Dollars in thousands)
	2013	2012

Cash flows from Operating Activities
Net income (loss)	$607	$(12,786)
Adjustments to reconcile net income/(loss) to cash from operations
Provision for loss on real estate owned	-	3,142
Change in other assets and other liabilities	(288)	529
Prepaid capital campaign expenses	(30)	-
Equity in undistributed earnings of subsidiaries	(1,254)	8,668
Net cash provided by (used in) operating activities	(965)	(447)

Cash flows from investing activities
Proceeds from the sale of real estate	998	-
Proceeds from the sale of securities	-	78
Net cash provided by investing activities	998	78

Cash flows from financing activities
Purchase of treasury stock	(61)	-
Cash received on common stock subscription	-	500
Payments on loan payable	(203)	(154)
Net cash provided by (used in) financing activities	(264)	346

Net increase (decrease) in cash and cash equivalents	(231)	(23)

Cash and cash equivalents at beginning of year	282	305

Cash and cash equivalents at end of year	$51	$282

NOTE R – STOCK SUBSCRIPTION

During 2012, the Bancorp accepted a stock subscription for shares of common stock outstanding as of December 31, 2012. The amount received in cash was $500,000. In July, 2013, 28,968 shares of Citizens Independent Bancorp, Inc. common stock were issued in satisfaction of this subscription.

NOTE S – STOCK DIVIDEND

On March 20, 2012, the Bancorp distributed 63,292 shares of common stock in connection with a 25% stock dividend. As a result of the stock dividend, common stock was increased by $4,007,000 and retained earnings were decreased by $4,007,000.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2013, the Company changed its independent registered public accountants effective for the quarter ended September 30, 2013 and fiscal year ended December 31, 2013. There were no disagreements with the Company’s former independent registered public accounting firm.

ITEM 9A – CONTROLS AND PROCEDURES

Citizens Independent Bancorp, Inc. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief financial Officer, as appropriate, to allow timely decisions regarding required disclosure and that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Management and the Board of Directors of the Company are actively taking steps to revise the Company’s disclosure controls and procedures to ensure their effectiveness in future periods.

This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers. The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on May 06, 2014 (the “2014 Annual Meeting”) is incorporated herein by reference from the disclosure included under the caption “Proposal Two- Election of Directors” in the 2014 Proxy Statement. The information required by Item 401 of SEC Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the disclosure included under the caption “Executive Officers” in the 2014 Proxy Statement.

Nominating Procedures for Directors. The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Corporate Governance – Compensation, Personnel/ Corporate Governance and Nominating Committee” in the 2012 Proxy Statement.

Audit Committee. The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Committees of the Board of Directors– Audit Committee” in the 2014 Proxy Statement.

Code of Ethics .. The Company has adopted a Code of Ethics (the “Code of Ethics”) that applies to all directors, officers and employees’ of the Company and its subsidiaries. The Code of Ethics is included in Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the disclosure included under the captions “Proposal Two – Election of Directors”, “Corporate Governance” and “Executive Officers” in the 2014 Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information. The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions .The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Corporate Governance – Related Party Transactions” in the 2014 Proxy Statement.

Director Independence. The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Corporate Governance – The Board of Director – Independence” in the 2014 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosure included under the captions “Proposal Five – Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance – Audit Committee” in the 2014 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements appear in Part II of this Annual Report:

(a) Report of Independent Registered Public Accounting Firm for the year ended December 31, 2013;

(b) Report of Independent Registered Public Accounting Firm for the year ended December 31, 2012;

(c) Consolidated Balance Sheets as of December 31, 2013 and 2012;

(d) Consolidated Statements of Income for the years ended December 31, 2013 and 2012;

(e) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012;

(f) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013 and 2012;

(g) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012;

and

(h) Notes to Consolidated Financial Statements for the years ended December 31, 2013 and 2012;

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the consolidated financial statements, or in the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation of Citizens Independent Bancorp, Inc., as amended (Incorporated by reference to Exhibit No. 3.1 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004))
3.2	Code of Regulations of Citizens Independent Bancorp, Inc. (Incorporated by reference to Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004))
4.1	Specimen Common Share Certificate of Citizens Independent Bancorp, Inc. (Incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004))
4.2	Form of Warrant Certificate (Incorporated by reference to Exhibit No. 4.2 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004))
4.3	Form of Rights Certificate (Incorporated by reference to Exhibit No. 4.3 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004))
10.1	2012 Consent Order (Incorporated by reference to Exhibit No. 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004))
10.2	Consulting Agreement with Donald P. Wood. (Incorporated by reference to Exhibit No. 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004))
10.3	Management Employment Agreement (Incorporated by reference to Exhibit No. 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004))
14	Citizen’s Independent Bancorp, Inc. Code of Ethics (filed herewith)
16	Letter from Dixon, Davis, Bagent & Co. to the Securities and Exchange Commission dated November 27, 2013 regarding change in Company’s Certifying Accountant. (Incorporated by reference to Exhibit No. 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2013 (File No.333-191004))
21	Subsidiaries of Citizens Independent Bancorp, Inc. (filed herewith)
23.1	Consent of Dixon, Davis & Bagent LLP (filed herewith)
23.2	Consent of Suttle & Stalnaker (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(A)/15d-14(a) Certification – Principal Financial Officer (filed herewith)
32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer (filed herewith)
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Logan, State of Ohio, on March 31, 2014.

Citizens Independent Bancorp, Inc.

By:	/s/ Ronald R. Reed
Ronald R. Reed, President and CEO

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Donald P. Wood	By:	/s/ William J. Mauck
	Donald P. Wood, Chairman of the Board		William J. Mauck, Director
Date:	March 31, 2014	Date:	March 31, 2014

By:	/s/ Robert Lilley	By:	/s/ Daniel Stohs
	Robert Lilley, Director		Daniel Stohs, Director
Date:	March 31, 2014	Date:	March 31, 2014

By:	/s/ Michael Shawd	By:	/s/ Corby Leach
	Michael Shawd, Director		Corby Leach, Director
Date:	March 31, 2014	Date:	March 31, 2014

By:	/s/ BJ King	By:	/s/ Jerry Johnson
	BJ King, Director		Jerry Johnson, Director
Date:	March 31, 2014	Date:	March 31, 2014

By:	/s/ Robert Wolfinger	By:	/s/ James V. Livesay
	Robert Wolfinger, Director		James V. Livesay, Chief Financial Officer
Date:	March 31, 2014	Date:	March 31, 2014

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Incorporation of Citizens Independent Bancorp, Inc., as amended	Incorporated by reference to Exhibit No. 3.1 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004)
3.2	Code of Regulations of Citizens Independent Bancorp, Inc.	Incorporated by reference to Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004)
4.1	Specimen Common Share Certificate of Citizens Independent Bancorp, Inc.	Incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004)
4.2	Form of Warrant Certificate	Incorporated by reference to Exhibit No. 4.2 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004)
4.3	Form of Rights Certificate	Incorporated by reference to Exhibit No. 4.3 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004)
10.1	2012 Consent Order	Incorporated by reference to Exhibit No. 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004)
10.2	Consulting Agreement with Donald P. Wood.	Incorporated by reference to Exhibit No. 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004)
10.3	Management Employment Agreement	Incorporated by reference to Exhibit No. 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004)
14	Citizen’s Independent Bancorp, Inc. Code of Ethics	File herewith
16	Letter from Dixon, Davis, Bagent & Company to the Securities and Exchange Commission dated November 27, 2013 regarding change in Company’s Certifying Accountant.	Incorporated by reference to Exhibit No. 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2013 (File No.333-191004)
21	Subsidiaries of Citizens Independent Bancorp, Inc.	File herewith
23.1	Consent of Dixon, Davis & Bagent & Company	File herewith
23.2	Consent of Suttle & Stalnaker	File herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	File herewith
31.2	Rule 13a-14(A)/15d-14(a) Certification – Principal Financial Officer	File herewith
32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	File herewith
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.	File herewith

