Form 10-Q
period 2014-03-31
Citizens Independent Bancorp, Inc.
filed 2014-05-15
CIK 1553830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒         No ☐

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

12b-2).

Yes ☐          No ☒

As of April 18, 2014, the latest practicable date, 611,113 shares of the registrant’s no par value common stock were issued and outstanding.

CITIZENS INDEPENDENT BANCORP

FORM 10-Q

For the Three Month Periods Ended March 31, 2014 and 2013

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	March 31,2014 (unaudited)	December 31, 2013

ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$4,803	$6,758
Federal funds sold	14,508	8,246
Total cash and cash equivalents	19,311	15,004

Securities available for sale	34,101	34,630
Other investment securities	859	859

Loans	143,982	147,017
Allowance for loan losses	(4,349)	(4,384)
Net loans	139,633	142,633

Premises and equipment, net	3,241	3,283
Accrued interest receivable	498	446
Other real estate owned	1,514	2,532
Other assets	1,654	1,465
TOTAL ASSETS	$200,811	$200,852

LIABILITIES
Deposits
Noninterest bearing	$21,238	$20,539
Interest bearing	160,848	165,032
Total deposits	182,086	185,571

Borrowed funds	6,309	6,363
Stock proceeds escrow	190	-
Accrued interest payable	1,717	1,935
Other liabilities	1,459	1,357
TOTAL LIABILITIES	191,761	195,226

SHAREHOLDERS' EQUITY
Cumulative preferred stock of no par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock of no par value; 900,000 shares authorized, 611,113 shares issued and outstanding at March 31, 2014 and 399,748 shares issued and outstanding at December 31, 2013, respectively	12,370	9,307
Retained earnings	3,681	3,380
Treasury stock, at cost, 54,380 shares at March 31, 2014 and December 31, 2013, respectively	(6,590)	(6,590)
Accumulated other comprehensive income (loss)	(411)	(471)
TOTAL SHAREHOLDERS' EQUITY	9,050	5,626

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$200,811	$200,852

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(Dollars in thousands, except
	per share data)
	Three Months Ended
	March 31,
	2014	2013
INTEREST INCOME
Interest and fees on loans	$1,917	$2,334
Interest and dividends on investment securities	188	198
Interest on federal funds sold	9	3
TOTAL INTEREST INCOME	2,114	2,535

INTEREST EXPENSE
Interest on deposits	323	439
Interest on borrowed funds	113	114
TOTAL INTEREST EXPENSE	436	553

NET INTEREST INCOME	1,678	1,982

Provision for loan losses	-	166

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,678	1,816

NONINTEREST INCOME
Service charges	113	127
Net gain on sale of loans	-	31
Net gain (loss) on sale of other real estate owned	375	(10)
Credit card income and fees	81	82
Other	57	104
TOTAL NONINTEREST INCOME	626	334

NONINTEREST EXPENSE
Salaries and employee benefits	859	992
Net occupancy and equipment expense	330	261
Other real estate owned expense	80	(40)
FDIC insurance expense	135	135
Legal and professional fees	108	138
Data processing	77	76
Advertising	46	48
Examinations and audits	39	48
Telephone	20	32
Other operating expenses	309	333
TOTAL NONINTEREST EXPENSE	2,003	2,023

INCOME BEFORE INCOME TAXES	301	127

Income tax expense	-	-

NET INCOME	$301	$127

Basic earnings per common share	$0.68	$0.40
Diluted earnings per common share	$0.68	$0.40

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(Dollars in thousands)
	Three Months Ended
	March 31,
	2014	2013

Net income	$301	$127

Other comprehensive income (loss), net of tax:

Unrealized net holding gain (loss) on securities available for sale, net of income taxes of $32 and $(14) for the three month periods ended March 31, 2014 and 2013, respectively	60	(28)

Other comprehensive income (loss)	60	(28)
Comprehensive income	$361	$99

See notes to consolidated financial statements

5

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Three Month Periods Ended March 31, 2014 and 2013

(Unaudited)

	(Dollars in thousands)
	2014	2013

Balance at beginning of period	$5,626	$5,524

Common Stock Proceeds	3,063	-
Net income	301	127
Other comprehensive income (loss)	60	(28)

Balance at end of period	$9,050	$5,623

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three month periods ended March 31, 2014 and 2013

(Unaudited)

	(Dollars in thousands)
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	301	127
Adjustment to reconcile net income to net cash
Provided by operating activities
Provision for loan losses	-	166
Depreciation and amortization	93	94
Provision for loss on real estate owned	26	(50)
Change in value of bank owned life insurance	-	187
Net (gain) loss on sale of other real estate owned	(375)	10
Net (gain) loss on disposition of premises and equipment	10	100
Net (gain) on sale of loans	-	(31)
Proceeds from sale of loans	-	2,085
Loans originated for sale	-	(1,479)
Net change in:
Accrued interest receivable	(52)	(153)
Accrued interest payable	(218)	(99)
Other assets	(220)	(362)
Other liabilities	290	(237)
Net cash provided by (used in) operating activities	(145)	358

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available for sale securities	622	1,436
Net change in loans	2,538	871
Proceeds from sale of other real estate owned	1,829	1,370
Purchases of premises and equipment	(61)	(25)
Net cash provided by investing activities	4,928	3,652

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(3,485)	(7,680)
Payments on loans payable	(54)	(41)
Proceeds from sale of common stock	3,063	-
Net cash provided by (used in) financing activities	(476)	(7,721)

Net increase (decrease) in cash and cash equivalents	4,307	(3,711)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,004	10,215

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,311	$6,504

Supplemental Disclosure of Cash Flows
Cash paid during the period for:
Interest	$655	$652
Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$462	$-

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

LOGAN, OHIO

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Citizens Independent Bancorp, Inc. (the Bancorp), a bank holding company for The Citizens Bank of Logan (the Bank), collectively referred to as the “Company” is engaged in the business of commercial and retail banking services with operations conducted through offices in Hocking, Athens and Fairfield counties. These communities and surrounding areas are the source of substantially all the Company's deposit and loan activities. Secured loans are secured by business assets, consumer assets, residential real estate and non-residential real estate. The majority of Company income is derived from commercial, real estate and retail lending activities and investments. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Basis of Financial Statement Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.  Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The accounting and reporting policies of the Bancorp and the Bank conform to accounting principles generally accepted in the United States of America and to general practices followed within the banking industry.

The consolidated balance sheet as of December 31, 2013 has been extracted from audited financial statements included in the Company’s Form 10-K filed for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2013 Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Bancorp and Bank. The financial statements of the Bank include the accounts of its wholly-owned subsidiaries, Countywide Mortgage Company and Countywide Loan Company. Citizens Travel Center was closed in third quarter, 2013. The balance sheet and statement of income for the Citizens Travel Center were immaterial to the 2013 consolidated financial statements. All significant intercompany transactions and balances have been eliminated.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

Stock Offering

On October 25, 2013, we commenced an offering for the sale of up to 369,754 of our common shares, without par value, at a subscription price of $15.39 per share (up to $5,690,514), which subscription price was intended to be equal to 90% of the book value per share of the Company on September 30, 2013. The offering has two components, a rights offering, which expired on January 31, 2014, followed by a public offering. Pursuant to the terms of the offering, if the Company does not receive aggregate subscriptions for at least $2,500,000 in the rights offering and the public offering before the expiration of the public offering (the “Minimum Subscription Condition”), the offering would be terminated, all subscriptions would be rejected and all subscription amounts received in the rights offering and the public offering would be returned to the subscribers.

During the 2013 year-end accounting process, the Company discovered an accounting error in the reconciliation of the ATM settlement account that relates to 2012. Essentially a programming error resulted in undercollection of ATM fees due to the Bank. As a result of this program error, net income for 2012 was overstated by $344,000. To correct the error and as reported by the Company in a Form 8-K filed with the Securities and Exchange Commission on March 11, 2014, the Company restated its books for 2012, increasing the net loss previously reported by $344,000. This increased net loss for 2012 caused a reduction in the per share book value of the Company as of September 30, 2013 from $17.10 to $16.10.

The Company has filed correspondence with the Securities and Exchange Commission (SEC) regarding its proposal to address this restatement and its effect on the price of shares being offered. The Company will public ally announce its plans when they are finalized.

The Company originally intended to continue the public offering at the new $14.49 per share subscription price until March 31, 2014; however, because of the rescission right being offered to investors that continues until May 31, 2014, the Board of Directors of the Company believes that it is appropriate to extend the public offering period until June 15, 2014. The Board of Directors also believes that it is unlikely that subscribers in the offering will exercise rescission rights in sufficient volume to cause the total amount raised by the Company in the offering (including the amount raised during the remaining period of the public offering) to be less than the $2,500,000 Minimum Subscription Condition. However, in the event that higher than expected rescissions cause the Minimum Subscription Condition not to be satisfied at the time of the expiration of the public offering, the Company will return to each subscriber his or her subscription amount promptly following such expiration (upon presentment of the stock certificate(s) that were issued to such subscriber in the offering). In such event, the Company will need to examine other alternatives to raising capital.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share are net income available to common shareholders divided by the weighted average common shares outstanding during the period. The factors used in the earnings per share computation for the three month periods ended March 31, 2014 and 2013 follow:

	(Dollars in thousands, except per share data)
	2014	2013

Net income	$301	$127
Weighted average common shares outstanding	444,005	317,025
Basic and diluted earnings per common share	$0.68	$0.40

NOTE 3 - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:

	(Dollars in thousands)
	March 31, 2014				December 31, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government Federal agencies	$13,929	$9	$(197)	$13,741	$13,937	$8	$(233)	$13,712
State and local governments	7,011	294	(3)	7,302	7,015	334	(10)	7,339
Mortgage backed securities	13,222	41	(205)	13,058	13,831	36	(288)	13,579
Total	$34,162	$344	$(405)	$34,101	$34,783	$378	$(531)	$34,630

The following is a summary of maturities of securities available-for-sale as of March 31, 2014:

	(Dollars in thousands)
	Securities available for sale
	Amortized Cost	Fair Value
Amounts maturing in:

One year or less	$648	$657
After one year through five years	17,924	17,999
After five years through ten years	3,350	3,373
After ten years	12,240	12,072
Total	$34,162	$34,101

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Investment securities with a carrying amount of approximately $32,635,000 and $31,835,000 were pledged to secure deposits as required or permitted by law at March 31, 2014 and December 31, 2013, respectively.

Information pertaining to securities with gross unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	(Dollars in thousands)
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2014
U.S. government Federal agencies	$11,444	$(197)	$-	$-	$11,444	$(197)
State and local governments	576	(3)	-	-	576	(3)
Mortgage backed securities	8,540	(205)	-	-	8,540	(205)
Total	$20,560	$(405)	$-	$-	$20,560	$(405)

December 31, 2013
U.S. government Federal agencies	12,416	(233)	-	-	12,416	(233)
State and local governments	570	(10)	-	-	570	(10)
Mortgage backed securities	9,791	(288)	-	-	9,791	(288)
Total	$22,777	$(531)	$-	$-	$22,777	$(531)

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three month periods indicated:

	(Dollars in thousands)
	March 31,	March 31,
	2014	2013

Allowance at beginning of period	$4,384	$5,204
Provision for credit losses	0	166
Charge-offs:
Commercial	7	6
Real Estate	28	49
Consumer	64	90
Total charge-offs	$99	$145

Recoveries
Commercial	44	8
Real Estate	5	1
Consumer	15	5
Total Recoveries	64	14
Ending allowance	$4,349	$5,239

The following tables present the recorded investment with respect to loans and the related allowance by portfolio segment at the dates indicated:

	(Dollars in thousands)
	Collectively Evaluated		Individually Evaluated		Total
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
March 31, 2014
Commercial	$2,794	$77,673	$1,058	$11,007	$3,852	$88,680
Real estate	149	34,013	100	740	249	34,753
Consumer	194	20,157	54	392	248	20,549
Total	$3,137	$131,843	$1,212	$12,139	$4,349	$143,982

December 31, 2013
Commercial	$2,802	$81,716	$1,071	$9,874	$3,873	$91,590
Real estate	183	33,219	84	778	267	33,997
Consumer	189	21,183	55	247	244	21,430
Total	$3,174	$136,118	$1,210	$10,899	$4,384	$147,017

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at March 31, 2014 and December 31, 2013.

Commercial Credit Exposure

Credit risk profile by credit worthiness category

	(Dollars in thousands)
	Commercial		Commercial
	Mortgage		Other
Category	03/31/14	12/31/13	03/31/14	12/31/13

Pass	$57,011	$58,765	$10,597	$11,424
5	10,345	11,468	2,347	2,480
6	7,721	6,657	585	722
7	74	74	-	-
Total	$75,151	$76,964	$13,529	$14,626

Consumer Credit Exposure

Credit risk by credit worthiness category

	(Dollars in thousands)
	Residential		Consumer		Consumer		Consumer
	Real Estate		Equity		Auto		Other
Category	03/31/14	12/31/13	03/31/14	12/31/13	03/31/14	12/31/13	03/31/14	12/31/13

Pass	$33,629	$32,201	$7,285	$7,351	$11,343	$11,908	$1,608	$1,738
5	578	792	83	210	64	62	-	-
6	546	1,004	101	105	62	53	-	-
7	-	-	-	-	3	3	-	-
Total	$34,753	$33,997	$7,469	$7,666	$11,472	$12,026	$1,608	$1,738

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing commercial, mortgage and consumer loans. The following tables set forth certain information regarding the Bank’s impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods indicated:

	(Dollars in thousands)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
March 31, 2014
With no related allowance recorded:
Commercial mortgage	$8,446	$9,191	$-
Commercial other	402	524	-
Residential real estate	120	167	-
Consumer equity	101	104	-
Consumer auto	136	140	-
Subtotal	9,205	10,126	-

With an allowance recorded:
Commercial mortgage	$1,930	$2,762	$850
Commercial other	229	235	208
Residential real estate	620	621	100
Consumer equity	155	156	54
Consumer auto	-	-	-
Subtotal	2,934	3,774	1,212
Total	$12,139	$13,900	$1,212

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2013
With no related allowance recorded:
Commercial mortgage	$6,824	$7,048	$-
Commercial other	113	115	-
Residential real estate	558	615	-
Consumer equity	96	97	-
Consumer auto	132	135	-
Subtotal	7,723	8,010	-

With an allowance recorded:
Commercial mortgage	2,352	3,629	624
Commercial other	656	792	447
Residential real estate	452	455	84
Consumer equity	165	166	53
Consumer auto	9	9	2
Subtotal	3,634	5,051	1,210
Total	$11,357	$13,061	$1,210

The following tables present the average recorded investments in impaired loans and the amount of interest income recognized on impaired loans after impairment by class for the periods indicated.

	(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Three Month Period
Ended March 31, 2014
Commercial:
Mortgage	$7,635	$36	$2,141	$-	$9,776	$36
Other	258	1	443	-	701	1
Residential Real Estate	339	1	536	7	875	8
Consumer:					-	-
Equity	98	-	160	2	258	2
Auto	134	4	4	-	138	4
Other	-	-	-	-	-	-
Total	$8,464	$42	$3,284	$9	$11,748	$51

Year Ended
December 31, 2013
Commercial:
Mortgage	$4,014	$148	$3,118	$-	$7,132	$148
Other	2,454	4	951	-	3,405	4
Residential Real Estate	699	3	286	18	985	21
Consumer:
Equity	51	-	167	11	218	11
Auto	175	11	5	-	180	11
Other	15	-	-	-	15	-
Total	$7,408	$166	$4,527	$29	$11,935	$195

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings (TDRs) during the three months ended March 31, 2014. There were no troubled debt restructurings during the three months ended March 31, 2013.

		(Dollars in thousands)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment

March 31, 2014
Commercial mortgage	3	$310	$310
Residential mortgage	2	187	187
Consumer auto	1	1	1
Unsecured	1	-	-
Total	7	$498	$498

(1)	– Pre-modification balance is calculated using the loan balance on the day prior to modification as TDR.

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

During the three month period ended March 31, 2014 loans were modified by either a reduction in rates or a change in the contractual maturity date of the note. Two loans were modified with reduced interest rates and the contractual maturity date of five loans was extended.

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

There has been one loan totaling $179,000 which was modified as a TDR within the previous twelve months that has subsequently defaulted as of March 31, 2014.

The following table presents the loan portfolio by class summarized by aging categories, at March 31, 2014 and December 31, 2013:

	(Dollars in thousands)						Recorded
							Investment
	30-59	60-89	>90				>90 Days
	Days	Days	Days	Total		Total	and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

March 31, 2014
Commercial:
Mortgage	$2,473	$32	$4,517	$7,022	$68,129	$75,151	$41
Other	167	-	29	196	13,333	13,529	-
Residential real estate	314	3	170	487	34,266	34,753	-
Consumer:					-
Equity	36	8	16	60	7,409	7,469	-
Auto	61	10	8	79	11,393	11,472	-
Other	7	2	10	19	1,589	1,608	10
Total	$3,058	$55	$4,750	$7,863	$136,119	$143,982	$51

December 31, 2013
Commercial:
Mortgage	$1,923	$203	$3,153	$5,279	$71,685	$76,964	$-
Other	140	74	174	388	14,238	14,626	-
Residential real estate	639	156	259	1,054	32,943	33,997	-
Consumer:
Equity	81	16	-	97	7,569	7,666	-
Auto	46	11	-	57	11,969	12,026	-
Other	71	60	-	131	1,607	1,738	-
Total	$2,900	$520	$3,586	$7,006	$140,011	$147,017	$-

The following summarizes by loan class, the loans on nonaccrual status at March 31, 2014 and December 31, 2013:

	(Dollars in thousands)
	March 31,	December 31,
	2014	2013
Commercial:
Mortgage	$7,321	$6,443
Other	584	529
Residential real estate	224	680
Consumer:
Equity	101	105
Auto	42	31
Other	-	-
Total	$8,272	$7,788

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	(Dollars in thousands)
	Fair Value Measurements
	Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets/Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Assets:
Available for sale securities
U.S. government federal agencies	$-	$13,741	$-
State & local governments	-	7,302	-
Mortgage backed securities	-	13,058	-

December 31, 2013
Assets:
Available for sale securities
U.S. government federal agencies	$-	$13,712	$-
State & local governments	-	7,339	-
Mortgage backed securities	-	13,579	-

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	(Dollars in thousands)
	Fair Value Measurements
	Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets/Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Assets:
Impaired loans	$-	$-	$10,927
Other real estate owned	-	-	1,514

December 31, 2013
Assets:
Impaired loans	$-	$-	$10,147
Other real estate owned	-	-	2,532

The estimated fair values of the Company's financial instruments are as follows:

			Quoted
	(Dollars in thousands)		Prices in
			Active
			Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets/Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Financial assets:
Cash and cash equivalents	$19,311	$19,311	$-	$19,311	$-
Investment securities	34,101	34,101	-	34,101	-
Other investment securities	859	859	-	-	859
Loans, net	139,633	144,164	-	-	144,164
Accrued interest receivable	498	498	-	-	498

Financial liabilities:
Noninterest-bearing deposits	$21,238	$21,238	$-	$21,238	$-
Interest-bearing deposits	160,848	160,983	-	160,983	-
Borrowed funds	6,309	6,309	-	6,309	-
Accrued interest payable	1,717	1,717	-	-	1,717

December 31, 2013
Financial assets:
Cash and cash equivalents	$15,004	$15,004	$-	$15,004	$-
Investment securities	34,630	34,630	-	34,630	-
Other investment securities	859	859	-	-	859
Loans, net	142,633	147,703	-	-	147,703
Accrued interest receivable	446	446	-	-	446

Financial liabilities:
Noninterest-bearing deposits	$20,539	$20,539	$-	$20,539	$-
Interest-bearing deposits	165,032	165,502	-	165,502	-
Borrowed funds	6,363	6,363	-	6,363	-
Accrued interest payable	1,935	1,935	-	-	1,935

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

Management Discussion and Analysis as of March 31, 2014

Overview. Citizens Independent Bancorp. Inc. (“Holding Company,” “Bancorp,” “we” or “our”) was organized under the laws of the State of Ohio in 1994 as the bank holding company for The Citizens Bank of Logan (“Citizens Bank” or “Bank”) under the Bank Holding Company Act of 1956, as amended. Bancorp and the Bank are sometimes collectively referred to herein as the Company. Holding Company is headquartered in Logan, Ohio, and offers a broad range of financial services through Citizens Bank, an Ohio chartered commercial bank. The Bank is currently regulated by the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (DFI). Holding Company is regulated by the Federal Reserve Bank of Cleveland.

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

For the three months ended March 31, 2014, the Company earned net income of $301 thousand or $0.68 per share, compared to net income of $127 thousand or $0.40 per share for the three months ended March 31, 2013.

Key items affecting the Company’s results for the first three months of 2014 –

•	Net interest income decreased by $304 thousand year-over-year for the three months ended March 31, 2014 from the three months ended March 31, 2013. A $421 thousand decline in interest income was partially offset by a $117 thousand decrease in interest expense.
•	Non-interest income increased by $292 thousand or 87.4% to $626 thousand for the three months ended March 31, 2014 from the three months ended March 31, 2013. The quarter over quarter increase can be attributed to gains on the sale of repossessed assets totaling $375 thousand for the quarter ended in 2014.
•	Non-interest expense declined by $20 thousand or 1.0% for the three months ended March 31, 2014 in comparison to the three months ended March 31, 2013. The decline in expense can be attributed to reductions in salaries and employee benefits.
•	Non-performing loans were $8.3 million and $7.8 million respectively as of March 31, 2014 and December 31, 2013. The period over period increase can primarily be attributed to the re-classification of a single $1.0 million principal loan to non-accrual loans and the transfer of $0.5 million to other real estate owned (OREO) during the most recent quarter. Management believes that the loan is well collateralized and expects that all interest and principal due will be collected.
•	Gross loans declined $3.0 million or 2.1% to $144.0 million as of March 31, 2014 from $147.0 million as of December 31, 2013. The decline results from loan originations of $3.2 million offset by $6.2 million in principal reductions received during the first three months of 2014.
•	Deposits declined $3.5 million or 1.9% to $182.1 million as of March 31, 2014 from $185.6 million as of December 31, 2013.
•	Shareholder equity at the Company increased $3.4 million or 60.9% to $9.1 million as of March 31, 2014 from the December 31, 2013 equity position. This increase was due to proceeds of $3.0 million from the sale of common stock and net income of $301 thousand and an increase of $60 thousand in other comprehensive income resulting from the recognition in equity of an unrealized gain on the Company’s available for sale investment portfolio during the first three months of 2014. Tier I Leverage Capital and Total Risk Based Capital at the Bank were 6.03% and 10.57%, respectively, as of March 31, 2014 and 5.71% and 10.36% as of December 31, 2013. Both ratios are under the 8.5% and 11.5% required under the Orders.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013

For the three months ended March 31, 2014, the Company earned net income of $301 thousand, a $174 thousand increase from the $127 thousand net income reported as of March 31, 2013. The increase in profitability can primarily be attributed to a $166 thousand reduction in loan loss provision and gains on the sale of repossessed assets of $375 thousand, partially offset by a reduction of $304 thousand in net interest income during the three months ended March 31, 2014 in comparison to the three months ended March 31, 2013. Net interest income for the three months ended March 31, 2014 was $1.7 million, a decrease of $304 thousand or 15.3% from the three months ended March 31, 2013.

Distribution Liabilities, and Shareholders' Equity

For the three months ended March 31,

	(Dollars in thousands)
	2014			2013
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Earning Assets:
Loans receivable (1), (2)	$140,613	$1,917	5.45%	$161,877	$2,334	5.77%
Securities (3)	33,765	179	2.12%	42,868	189	1.76%
Fed Funds Sold	17,605	9	0.20%	5,777	3	0.21%
FHLB stock	859	9	4.19%	907	9	3.97%
Total interest-earning assets	192,842	2,114	4.38%	211,429	2,535	4.80%
Non-interest-earning assets	14,033			13,237
Total Assets	$206,875			$224,666

Interest-Bearing Liabilities
Interest-bearing deposits	166,985	323	0.77%	189,928	439	0.92%
FHLB advances	-	-	0.00%	-	-	0.00%
Other borrowings	6,344	113	7.12%	6,539	114	6.97%
Total interest-bearing liabilities	173,329	436	1.01%	196,467	553	1.13%
Non-interest-bearing liabilities	22,644			18,531
Total including non-interest-bearing demand deposits	195,973	436		214,998	553
Other non-interest liabilities	3,489			4,048
Total Liabilities	199,462			219,046
Shareholders' equity	7,413			5,620
Total liabilities and shareholders' equity	$206,875			$224,666
Net interest income; interest rate spread		$1,678	3.38%		$1,982	3.67%
Net interest margin			3.48%			3.75%
Average interest-earning assets to average interest-bearing liabilities			111.26%			107.62%

(1) Loan fees are immaterial amounts

(2) Non-accrual loans are included in average loan balance

(3) Interest income for tax-exempt securities is not calculated on a tax-exempt basis

Interest income for the three months ended March 31, 2014 was $2.1 million, a $421 thousand or 16.6% decrease from the $2.5 million earned during the three months ended March 31, 2013. The yield on earning assets declined 42 bps to 4.38% for the three months ended March 31, 2014 from 4.80% for the three months ended March 31, 2013. Interest income earned from the loan portfolio decreased $417 thousand or 17.9% to $1.9 million for the three months ended March 31, 2014 from $2.3 million for the three months ended March 31, 2013. The decrease in interest income from the loan portfolio can be attributed to both the $21.3 million decrease in average loans year-over year and a 32 basis point (bps) decrease in the yield, which was 5.45% for the three months ended March 31, 2014.

Interest income from the investment portfolio declined $10 thousand or 5.1% to $188 thousand for the three months ended March 31, 2014 from $198 thousand for the three months ended March 31, 2013. Average assets for the securities portfolio declined $9.1 million and the yield increased by 36 bps. There were no purchases or sales of investment securities during the periods ending March 31, 2014 or March 31, 2013.

Interest expense for the three months ended March 31, 2014 was $436 thousand, a $117 thousand or 21.2% decrease from the $553 thousand in interest expense for the three months ended March 31, 2013. Interest expense for deposits declined $116 thousand or 26.4% to $323 thousand for the three months March 31, 2014. Average balances of interest bearing deposits decreased by $22.9 million or 12.1%, declining to $167.0 million at March 31, 2014 from $189.9 million at March 31, 2013.

Interest expense for other borrowings was $113 thousand for the three months ended March 31, 2014 and $114 thousand for the three months ended March 31, 2013.

Non-Interest Income. Non-interest income, which consists primarily of fees and commissions earned on services that are provided to the Bank’s customers, and to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income, increased $292 thousand or 87.4% to $626 thousand for the three months ended March 31, 2014 from $334 thousand for the three months ended March 31, 2013. The period-over-period increase in non-interest income can primarily be attributed to a $375 thousand gain recognized from the sale of other repossessed assets during the first quarter of 2014. The following is a discussion of other significant year-over-year changes in other material non-interest income categories:

•	Income from service fees decreased $14 thousand or 11.0% to $113 thousand for the three months ended March 31, 2014 from $127 thousand for the three months ended March 31, 2013. The decrease can primarily be attributed to a $13 thousand period over period decrease in revenue from the Bank’s overdraft protection product.
•	Secondary market commission income on loans held for sale in the secondary market declined by $31 thousand for the three months ended March 31, 2014. There were no bank funded loans sold in the first quarter of 2014, versus gains of $31 thousand for the three months ended March 31, 2013. The decline is due, in part, to a management decision to begin retaining a larger percentage of mortgage loans in-house rather than selling to the secondary market.
•	Gains on sale of OREO properties totaled $375 thousand for the three months ended March 31, 2014, an increase of $385 thousand from the three months ended March 31, 2013. During the first three months of 2014, the Company sold 10 properties with a carrying value of $882 thousand.
•	Other income declined $47 thousand or 45.2% during the first three months of 2014 to $57 thousand. The decline can primarily be attributed to a $32 thousand decline in loan servicing fees and a $12 thousand decline in loan sales commissions.

Non-Interest Expense. Non-interest expense, which consists primarily of personnel, occupancy, equipment and other operating expenses, remained relatively flat for the three month periods ended March 31, 2014 and March 31, 2013. The decline of $20 thousand or 1.0% is primarily attributable to changes in only a few categories. The following is a discussion of significant year-over-year changes for other material non-interest expense categories:

•	Salary and benefit expense declined by $133 thousand or 13.4% to $859 thousand for the three months ended March 31, 2014 relative to the three months ended March 31, 2013.
•	Net occupancy and equipment expenses increased by $69 thousand or 26.4% during the three months ended March 13, 2014 as a new boiler was installed in a property under contract to be sold. The carrying value of the property was $120 thousand, equal to the net realizable value. Software maintenance expenses increased year over year by $14 thousand or 46.7%.
•	Expenses on other real estate owned were $120 thousand greater for the three months ended March 31, 2014 relative to the period ended March 31, 2013. During the quarter ended March 31, 2014, expenses of $48 thousand were required to adjust the carrying value of other real estate owned properties to net realizable value as opposed to the first quarter of 2013 which had an adjustment to a valuation allowance of $50 thousand.

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

There was no additional provision for loan loss required during the quarter ended March 31, 2014 versus a provision for loan losses totaling $166 thousand for the three months ended March 31, 2013. The $166 thousand reduction in provision resulted from a $22.0 million or 13.3% decline in gross loans from the March 31, 2013 balance of $166.0 million to the March 31, 2014 balance of $144.0 million.

Management considers the allowance for loan losses at March 31, 2014 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Company financial condition and results of operations.

Changes in Condition from December 31, 2013 to March 31, 2014.

Overview. Total assets were relatively flat, declining $41 thousand to $200.8 million on March 31, 2014 from $200.9 million on December 31, 2013.

Loan Portfolio. Gross loans decreased $3.0 million or 2.1% to $144.0 million as of March 31, 2014 from a balance of $147.0 million on December 31, 2013. The decrease is the net effect of new origination activity totaling $3.2 million, and $6.2 million of principal reduction for the first three months of 2014. Principal reductions also included loan charge-offs of $0.1 million and transfers to OREO totaling $0.5 million. The new originations were primarily consumer loans, with mortgage originations totaling $1.3 million and other consumer loan originations of $1.1 million. The emphasis on consumer lending is part of a strategic initiative to re-balance the loan portfolio to be more equally weighted between commercial and consumer loans. This trend is expected to continue for the remainder of 2014 and is incorporated into the 2014 budget.

Loan Portfolio Distribution
	(Dollars in thousands)
	March 31,	December 31,
	2014	2013
	Amount	Amount

Commercial	$88,680	$91,590
Real estate	34,753	33,997
Consumer	20,549	21,430
	$143,982	$147,017

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

Borrowed funds totaled $6.3 million as of March 31, 2014, a $54 thousand or 0.9% decrease from December 31, 2013 balance. The borrowings consist of three loans to the Bancorp from outside creditors. The loans must be repaid from Bancorp cash. Per the Consent Order with the FDIC, the Bank is not permitted to make any forms of payments to Bancorp. As of March 31, 2014, Bancorp’s cash position was $69 thousand. The Company believes that adequate liquidity remains at the Holding Company to make all remaining debt service payments in 2014. Management is engaged in the sale of the remainder of the OREO property held at the Bancorp, which should generate adequate liquidity to meet all required debt servicing payments in 2014. The Bancorp is also presently engaged in a stock offering, a portion of which will be maintained at the Bancorp for debt service and other general corporate purposes.

Other Borrowings

	(Dollars in thousands)
Description	Balance of Loan as of 03/31/14	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$5,000,000	8.00%	Monthly	Interest Only	12/29/2015
Loan 2	$750,082	4.75%	Monthly	Amortizing	11/21/2019
Loan 3	$559,564	4.25%	Monthly	Amortizing	6/26/2019

No FHLB borrowings were outstanding as of March 31, 2014 or December 31, 2013. The Bank had an approved FHLB line-of-credit of $14.8 million as of March 31, 2014. In addition, the Company has collateralized federal fund lines of $6.7 million with the Federal Reserve and $1.0 million with Great Lakes Bankers Bank. Neither line was drawn upon as of March 31, 2014. The FHLB line was secured via the pledge of mortgage loans totaling $27.2 million, the Federal Reserve federal fund line is secured via the pledge of $9.3 million of automobile loans and the Great Lakes Bankers Bank line is secured via the pledge of cash.

Concentrations of Credit Risk. Financial institutions such as Citizens Bank generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. The Bank’s loan portfolio is concentrated geographically in central Ohio. Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for income generating property totaled $26.5 million at March 31, 2014, which represents 18.4% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 3.2% at March 31, 2014. Management has also identified sub-prime loans (less than a 660 credit score) and unsecured loans as concentrations. As of March 31, 2014, loans to sub-prime borrowers totaled $11.5 million (8.0% of total portfolio), with 3.0% of these loans 30 days or more past due. In addition, unsecured loans totaled $4.9 million as of March 31, 2014, or 3.4% of the loan portfolio, with a delinquency rate, which is any loan 30 days or more past due, of 4.1% at March 31, 2014.

Liquidity and Capital Resources. The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash (used) generated by operating activities was $(145) thousand and $358 thousand for the first three months of 2014 and 2013. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of other real estate owned, provision for loan losses, depreciation expense and increases and decreases in other assets and liabilities.

The primary investing activity of the Bank is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities.

In considering the more typical investing activities, during the first three months of 2014, $1.8 million was generated from sale of other real estate owned and $2.5 million was provided by a decline in the loan portfolio. During the first three months of 2013, $1.4 million was generated from the combination of maturity, pay-downs, or calls of available-for-sale investment securities, $0.9 million was provided by a decline in the loan portfolio and $1.4 million from the sale of other real estate owned. No securities were purchased during the first three months of 2014 or 2013.

For the first three months of 2014, total deposits decreased by $3.5 million. For the same period in 2013, total deposits decreased by $7.7 million. For additional information about cash flows from the Bank’s operating, investing, and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements. During the quarter ended March 31, 2014 the Company deposited $3.2 million from the sale of common stock. In accordance with the proposed settlement outlined in Note 1, $190 thousand of the proceeds have been placed in a payable account pending return to investors and the remainder is designated as common stock equity

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are no matters required to be reported under this item.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2014.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.”

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

FORM 10-Q

Quarter ended March 31, 2014

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no matters required to be reported under this item.

Item 1A.	Risk Factors

There has been no material change in the nature of the risk factors as set forth in the Company’s Registration Statement No. 333-191004 on Form 10-K filed on March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There are no matters required to be reported under this item.

Item 3.	Defaults upon Senior Securities.

There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures.

There are no matters required to be reported under this item.

Item 5.	Other Information.

There are no matters required to be reported under this item.

Item 6.	Exhibits.

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Citizens Independent Bancorp, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed September 5, 2013 (Registration No. 333-191004).

3.2	Amended and Restated Regulations of Citizens Independent Bancorp, Inc. incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed September 5, 2013 (Registration No. 333-191004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Citizens Independent Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Citizens Independent Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS INDEPENDENT BANCORP
(Registrant)

Date: May 15, 2014	/s/ Ronald R. Reed

Ronald R. Reed
President and Chief Executive Officer

Date: May 15, 2014	/s/ James Livesay
James Livesay
SVP and Chief Financial Officer

