Form 10-Q
period 2014-06-30
Citizens Independent Bancorp, Inc.
filed 2014-08-14
CIK 1553830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

12b-2).

Yes ☐          No ☒

As of August 12, 2014, the latest practicable date, 637,818 shares of the registrant’s no par value common stock were issued and outstanding.

CITIZENS INDEPENDENT BANCORP, INC.

FORM 10-Q

For the Six Month Periods Ended June 30, 2014 and 2013

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	(unaudited)
	June 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$5,310	$6,758
Federal funds sold	14,582	8,246
Total cash and cash equivalents	19,892	15,004

Securities available for sale	37,766	34,630
Other investment securities	859	859

Loans	143,788	147,017
Allowance for loan losses	(3,900)	(4,384)
Net loans	139,888	142,633

Premises and equipment, net	3,185	3,283
Accrued interest receivable	352	446
Other real estate owned	1,001	2,532
Other assets	1,187	1,465
TOTAL ASSETS	$204,130	$200,852

LIABILITIES
Deposits
Noninterest bearing	$22,150	$20,539
Interest bearing	163,329	165,032
Total deposits	185,479	185,571

Borrowed funds	6,255	6,363
Stock proceeds escrow	55	-
Accrued interest payable	1,654	1,935
Other liabilities	1,194	1,357
TOTAL LIABILITIES	194,637	195,226

SHAREHOLDERS' EQUITY
Cumulative preferred stock of no par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock of no par value; 900,000 shares authorized, 637,805 shares issued and outstanding at June 30, 2014 and 399,748 shares issued and outstanding at December 31, 2013, respectively	12,337	9,307
Stock warrants outstanding; 119,028 warrants issued and outstanding as of June 30, 2014 and 0 warrants outstanding at December 31, 2013, respectively	188	-
Retained earnings	3,877	3,380
Treasury stock, at cost, 54,380 shares at June 30, 2014 and December 31, 2013, respectively	(6,590)	(6,590)
Accumulated other comprehensive income (loss)	(319)	(471)
TOTAL SHAREHOLDERS' EQUITY	9,493	5,626

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$204,130	$200,852

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$1,832	$2,169	$3,731	$4,503
Interest and dividends on investment securities	175	194	380	393
Interest on federal funds sold	7	1	16	4
TOTAL INTEREST INCOME	2,014	2,364	4,127	4,900

INTEREST EXPENSE
Interest on deposits	305	397	627	835
Interest on borrowed funds	113	120	226	235
TOTAL INTEREST EXPENSE	418	517	853	1,070

NET INTEREST INCOME	1,596	1,847	3,274	3,830

Provision for loan losses	(186)	25	(186)	191

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,782	1,822	3,460	3,639

NONINTEREST INCOME
Service charges	113	128	226	255
Net gain on sale of securities	-	31	-	31
Net gain on sale of loans	-	18	-	49
Net gain (loss) on sale of other real estate owned	(4)	14	371	4
Credit card income and fees	86	80	167	161
Other	85	75	141	179
TOTAL NONINTEREST INCOME	280	346	905	679

NONINTEREST EXPENSE
Salaries and employee benefits	853	886	1,711	1,910
Net occupancy and equipment expense	269	289	599	550
Other real estate owned expense	77	18	157	(21)
FDIC insurance expense	105	135	240	270
Legal and professional fees	85	(3)	192	135
Data processing	85	97	162	173
Advertising	51	45	97	93
Examinations and audits	43	42	82	90
Telephone	26	31	46	62
Other operating expenses	272	282	582	583
TOTAL NONINTEREST EXPENSE	1,866	1,822	3,868	3,845

INCOME BEFORE INCOME TAXES	196	346	497	473

Income tax expense	-	-	-	-

NET INCOME	$196	$346	$497	$473

Basic earnings per common share	$0.35	$1.09	$0.99	$1.49
Diluted earnings per common share	$0.29	$1.09	$0.86	$1.49

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	(Dollars in thousands)
	Three Months Ended
	June 30,
	2014	2013

Net income	$196	$346

Other comprehensive income (loss), net of tax:

Unrealized net holding gain (loss) on securities available for sale, net of income taxes of $47 and $(260) for the three month periods ended June 30, 2014 and 2013, respectively	92	(509)

Reclassification for gains recognized on sale of securities available for sale, net of income taxes of $11 for the three month period ended June 30, 2013	-	(20)
Other comprehensive income (loss)	92	(529)
Comprehensive income (loss)	$288	$(183)

	Six Months Ended
	June 30,
	2014	2013

Net income	$497	$473

Other comprehensive income (loss), net of tax:

Unrealized net holding gain (loss) on securities available for sale, net of income taxes of $79 and $(274) for the six month periods ended June 30, 2014 and 2013, respectively	152	(536)

Reclassification for gains recognized on sale of securities available for sale, net of income taxes of $11 for the six month period ended June 30, 2013	-	(20)
Other comprehensive income (loss)	152	(556)
Comprehensive income (loss)	$649	$(83)

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	(Dollars in thousands)
	Six Months Ended
	June 30,
	2014	2013

Balance at beginning of period	$5,626	$5,524

Issuance of common stock - 238,057 shares in 2014	3,030	-
Issuance of common stock warrants - 119,028 warrants in 2014	188	-
Purchase of treasury stock - 625 shares in 2013		(61)
Net income	497	473
Other comprehensive income (loss)	152	(556)

Balance at end of period	$9,493	$5,380

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(Dollars in thousands)
	Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	497	473
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	(186)	191
Depreciation and amortization	182	191
Deferred income taxes	-	-
Investment securities amortization (accretion), net	(2)	-
Provision for loss on other real estate owned	74	(57)
Change in value of bank owned life insurance	-	3
Net (gain) loss on sale of other real estate owned	(371)	(4)
(Gain) loss on sale of investments	-	(31)
Net (gain) loss on disposition of premises and equipment	20	100
Net (gain) on sale of loans	-	(49)
Proceeds from sale of loans	-	2,713
Loans originated for sale	-	(2,794)
Net change in:
Accrued interest receivable	94	-
Accrued interest payable	(281)	(169)
Other assets	197	(162)
Other liabilities	(107)	(406)
Net cash provided by (used in) operating activities	117	(1)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available for sale securities	(5,070)	-
Proceeds from maturities of available for sale securities	2,168	5,502
Proceeds from sales of other securities	-	80
Net change in loans	2,470	7,528
Proceeds from sale of other real estate owned	2,289	1,652
Purchases of premises and equipment	(104)	(94)
Net cash provided by investing activities	1,753	14,668

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(92)	(11,439)
Payments on borrowed funds	(108)	(100)
Purchase of treasury stock	-	(61)
Proceeds from issuance of common stock and warrants	3,218	-
Net cash provided by (used in) financing activities	3,018	(11,600)

Net increase in cash and cash equivalents	4,888	3,067

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,004	10,215

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,892	$13,282

Supplemental Disclosure of Cash Flows
Cash paid during the period for:
Interest	$1,135	$1,238
Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$462	$-

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

Basis of Financial Statement Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles (GAAP) for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.  Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The accounting and reporting policies of the Bancorp and the Bank conform to accounting principles generally accepted in the United States of America and to general practices followed within the banking industry.

The consolidated balance sheet as of December 31, 2013 has been extracted from audited financial statements included in the Company’s 2013 filing on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 Form 10-K.

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

Stock Offering

On October 25, 2013, we commenced an offering for the sale of up to 369,754 of our common shares, without par value, at a subscription price of $15.39 per share (up to $5,690,514), which subscription price was intended to be equal to 90% of the book value per share of the Company on September 30, 2013. In addition, for each two shares purchased by a shareholder in the stock offering, the Company issued to the shareholder, for no additional consideration, a warrant entitling the shareholder to purchase, upon exercise of the warrant, one additional common share. The exercise price of each warrant share will be equal to 90% of the book value of a common share as reflected on the books of the Company on the last day of the month prior to the warrant exercise date. The offering had two components, a rights offering, which expired on January 31, 2014, followed by a public offering that terminated June 25, 2014.

On February 1, 2014, following the expiration of the rights offering, the Company commenced the public offering of the common shares (and warrants) that were not subscribed for in the rights offering. The subscription price of the common shares, and the warrant terms, offered in the public offering were the same as those offered to the Company’s shareholders in the rights offering.

During the 2013 year-end accounting process, we discovered an accounting error in the reconciliation of the ATM settlement account that relates to 2012. Essentially a programming error resulted in under-collection of ATM fees due to the Bank. As a result of this program error, net income for 2012 was overstated by $344,000. To correct the error and as reported by the Company in a Form 8-K filed with the Securities and Exchange Commission on March 11, 2014, the Company restated its books for 2012, increasing the net loss previously reported by $344,000. This increased net loss for 2012 caused a reduction in the per share book value of the Company as of September 30, 2013 from $17.10 to $16.10.

Because the subscription price of the common shares in the offering was based upon an incorrect per share book value as of September 30, 2013, the Board of Directors amended the offering terms to sell the common shares at $14.49 per share. Those shareholders who had purchased stock at the initial price of $15.39 per share were offered the option of rescission or were refunded the difference of $0.90 per share between the original offered price and the adjusted price of $14.49 per share. A total of 63 shares were rescinded. The Company sold a total of 238,057 shares at a price of $14.49 per share in the stock offering. Net proceeds of the offering were reduced by $231 thousand of direct stock offering costs. The Company invested $2.1 million in The Citizens Bank of Logan. Remaining funds of $1.1 million were retained in the holding company for debt service and general purposes.

Common Stock Warrants

In June, 2014, the Company issued warrants to purchase 119,028 shares of common stock in connection with the issuance of common stock in the stock offering. These warrants are valid for a period of two years and expire June 26, 2016. Allocated value of these common stock warrants is $188 thousand based on the Black Scholes methodology.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share are net income divided by the weighted average common shares outstanding during the period. The factors used in the earnings per share computation for the three and six month periods ended June 30, 2014 and 2013 follow:

	(Dollars in thousands, except per share data)
	Three Months Ended
	June 30,
	2014	2013
Net income	$196	$346
Weighted average common shares outstanding	560,485	317,025
Basic earnings per common share	$0.35	$1.09
Total Shares and Warrants	668,043	317,025
Diluted earnings per common share	$0.29	$1.09

	Six Months Ended
	June 30,
	2014	2013
Net income	$497	$473
Weighted average common shares outstanding	500,563	316,911
Basic earnings per common share	$0.99	$1.49
Total Shares and Warrants	578,160	316,911
Diluted earnings per common share	$0.86	$1.49

NOTE 3 - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:

	(Dollars in thousands)
	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$5,065	$4	$(7)	$5,062
U.S. government federal agencies	13,921	19	(143)	13,797
State and local governments	6,092	283	(1)	6,374
Mortgage backed securities	12,610	58	(135)	12,533
Total	$37,688	$364	$(286)	$37,766

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$-	$-	$-	$-
U.S. government federal agencies	13,937	8	(233)	13,712
State and local governments	7,015	334	(10)	7,339
Mortgage backed securities	13,831	36	(288)	13,579
Total	$34,783	$378	$(531)	$34,630

The following is a summary of maturities of securities available-for-sale as of June 30, 2014:

	(Dollars in thousands)
	Securities available for sale
	Amortized Cost	Fair Value
Amounts maturing in:

One year or less	$647	$658
After one year through five years	21,057	21,167
After five years through ten years	4,296	4,339
After ten years	11,688	11,602
Total	$37,688	$37,766

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Investment securities with a carrying amount of approximately $32,263,000 and $31,835,000 were pledged to secure deposits as required or permitted by law at June 30, 2014 and December 31, 2013, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

			(Dollars in thousands)
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2014
U.S. Treasury securities	$999	$(7)	$-	$-	$999	$(7)
U.S. government federal agencies	999	(1)	8,497	(142)	9,496	(143)
State and local governments	578	(1)	-	-	578	(1)
Mortgage backed securities	3,275	(34)	3,941	(101)	7,216	(135)
Total	$5,851	$(43)	$12,438	$(243)	$18,289	$(286)

December 31, 2013
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government federal agencies	12,416	(233)	-	-	12,416	(233)
State and local governments	570	(10)	-	-	570	(10)
Mortgage backed securities	9,791	(288)	-	-	9,791	(288)
Total	$22,777	$(531)	$-	$-	$22,777	$(531)

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the periods indicated:

	(Dollars in thousands)
	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Allowance at beginning of period	$4,384	$5,204	$4,349	$5,239
Provision for credit losses	(186)	191	(186)	25
Charge-offs:
Commercial	408	732	401	726
Real Estate	38	106	10	57
Consumer	136	128	72	38
Total charge-offs	$582	$966	$483	$821

Recoveries:
Commercial	248	275	204	267
Real Estate	5	2	-	1
Consumer	31	18	16	13
Total Recoveries	284	295	220	281
Ending allowance	$3,900	$4,724	$3,900	$4,724

The following tables present the recorded investment with respect to loans and the related allowance by portfolio segment at the dates indicated:

			(Dollars in thousands)
	Collectively Evaluated		Individually Evaluated		Total
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
June 30, 2014
Commercial	$2,510	$75,465	$900	$10,557	$3,410	$86,022
Real estate	151	36,496	99	738	250	37,234
Consumer	199	20,222	41	310	240	20,532
Total	$2,860	$132,183	$1,040	$11,605	$3,900	$143,788

December 31, 2013
Commercial	$2,802	$81,716	$1,071	$9,874	$3,873	$91,590
Real estate	183	33,219	84	778	267	33,997
Consumer	189	21,183	55	247	244	21,430
Total	$3,174	$136,118	$1,210	$10,899	$4,384	$147,017

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at June 30, 2014 and December 31, 2013.

Commercial Credit Exposure

Credit risk profile by credit worthiness category

		(Dollars in thousands)
	Commercial		Commercial
	Mortgage		Other
Category	06/30/14	12/31/13	06/30/14	12/31/13

Pass	$58,472	$58,765	$10,837	$11,424
5	6,762	11,468	1,899	2,480
6	7,891	6,657	161	722
7	-	74	-	-
Total	$73,125	$76,964	$12,897	$14,626

Consumer Credit Exposure

Credit risk by credit worthiness category

	(Dollars in thousands)
	Residential		Consumer		Consumer		Consumer
	Real Estate		Equity		Auto		Other
Category	06/30/14	12/31/13	06/30/14	12/31/13	06/30/14	12/31/13	06/30/14	12/31/13
Pass	$36,084	$32,201	$7,185	$7,351	$11,389	$11,908	$1,704	$1,738
5	606	792	82	210	53	62	-	-
6	544	1,004	89	105	29	53	-	-
7	-	-	-	-	1	3	-	-
Total	$37,234	$33,997	$7,356	$7,666	$11,472	$12,026	$1,704	$1,738

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing commercial, mortgage and consumer loans. The following tables set forth certain information regarding the Bank’s impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods indicated:

14

.

	(Dollars in thousands)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
June 30, 2014
With no related allowance recorded:
Commercial mortgage	$7,816	$8,091	$-
Commercial other	86	87	-
Residential real estate	121	169	-
Consumer equity	89	92	-
Consumer auto	67	70	-
Subtotal	8,179	8,509	-

With an allowance recorded:
Commercial mortgage	$2,534	$2,627	$779
Commercial other	121	128	121
Residential real estate	617	619	99
Consumer equity	154	154	36
Consumer auto	-	-	5
Subtotal	3,426	3,528	1,040
Total	$11,605	$12,037	$1,040

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2013
With no related allowance recorded:
Commercial mortgage	$6,824	$7,048	$-
Commercial other	113	115	-
Residential real estate	558	615	-
Consumer equity	96	97	-
Consumer auto	132	135	-
Subtotal	7,723	8,010	-

With an allowance recorded:
Commercial mortgage	2,352	3,629	624
Commercial other	656	792	447
Residential real estate	452	455	84
Consumer equity	165	166	53
Consumer auto	9	9	2
Subtotal	3,634	5,051	1,210
Total	$11,357	$13,061	$1,210

The following tables present the average recorded investments in impaired loans and the amount of interest income recognized on impaired loans after impairment by class for the periods indicated.

			(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Six Month Period
Ended June 30, 2014
Commercial:
Mortgage	$7,696	$70	$2,272	$-	$9,968	$70
Other	200	1	335	-	535	1
Residential real estate	266	2	563	13	829	15
Consumer:
Equity	95	-	158	5	253	5
Auto	112	1	3	-	115	1
Other	-	-	-	-	-	-
Total	$8,369	$74	$3,331	$18	$11,700	$92

Six Month Period
Ended June 30, 2013
Commercial:
Mortgage	$9,493	$74	$2,936	$-	$12,429	$74
Other	198	2	888	-	1,086	2
Residential real estate	284	1	417	9	701	10
Consumer:
Equity	7	-	168	6	175	6
Auto	132	4	-	-	132	4
Other	-	-	-	-	-	-
Total	$10,114	$81	$4,409	$15	$14,523	$96

			(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Three Month Period
Ended June 30, 2014
Commercial:
Mortgage	$8,131	$35	$2,232	$-	$10,363	$35
Other	244	1	175	-	419	1
Residential real estate	120	1	618	7	738	8
Consumer:
Equity	95	-	155	2	250	2
Auto	102	-	-	-	102	-
Other	-	-	-	-	-	-
Total	$8,692	$37	$3,180	$9	$11,872	$46

Three Month Period
Ended June 30, 2013
Commercial:
Mortgage	$9,255	$40	$2,911	$-	$12,166	$40
Other	186	1	881	-	1,067	1
Residential real estate	280	1	413	4	693	5
Consumer:
Equity	7	-	167	3	174	3
Auto	118	1	-	-	118	1
Other	-	-	-	-	-	-
Total	$9,846	$43	$4,372	$7	$14,218	$50

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings (TDRs) during the period indicated.

		(Dollars in thousands)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment	Investment
Six months ended June 30, 2014
Commercial mortgage	3	$310	$310
Residential mortgage	2	187	187
Consumer auto	1	1	1
Unsecured	1	-	-
Total	7	$498	$498

Six months ended June 30, 2013
Commercial mortgage	-	-	-
Commercial other	-	-	-
Consumer auto	-	-	-
Unsecured	-	-	-
Total	-	$-	$-

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment	Investment
Three months ended June 30, 2014
Commercial mortgage	-	$-	$-
Residential mortgage	-	-	-
Consumer auto	-	-	-
Unsecured	-	-	-
Total	-	$-	$-

Three months ended June 30, 2013
Commercial mortgage	-	-	-
Commercial other	-	-	-
Consumer auto	-	-	-
Unsecured	-	-	-
Total	-	$-	$-

(1)	– Pre-modification balance is calculated using the loan balance on the day prior to modification as TDR.

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

During the six month period ended June 30, 2014 loans were modified by either a reduction in rates or a change in the contractual maturity date of the note. Two loans were modified with reduced interest rates and the contractual maturity date of five loans was extended.

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

There have been two loans totaling $193,000 which were modified as a TDR within the previous twelve months that have subsequently defaulted as of June 30, 2014.

The following table presents the loan portfolio by class summarized by aging categories, at June 30, 2014 and December 31, 2013:

							Recorded
							Investment
	30-59	60-89	>90				>90 Days
	Days	Days	Days	Total		Total	and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

June 30, 2014
Commercial:
Mortgage	$1,915	$448	$4,143	$6,506	$66,619	$73,125	$-
Other	16	20	29	65	12,832	12,897	-
Residential real estate	441	36	173	650	36,584	37,234	-
Consumer:					-
Equity	45	-	16	61	7,295	7,356	-
Auto	46	3	-	49	11,423	11,472	-
Other	20	1	3	24	1,680	1,704	3
Total	$2,483	$508	$4,364	$7,355	$136,433	$143,788	$3

December 31, 2013
Commercial:
Mortgage	$1,923	$203	$3,153	$5,279	$71,685	$76,964	$-
Other	140	74	174	388	14,238	14,626	-
Residential real estate	639	156	259	1,054	32,943	33,997	-
Consumer:
Equity	81	16	-	97	7,569	7,666	-
Auto	46	11	-	57	11,969	12,026	-
Other	71	60	-	131	1,607	1,738	-
Total	$2,900	$520	$3,586	$7,006	$140,011	$147,017	$-

The following summarizes by loan class, the loans on nonaccrual status at June 30, 2014 and December 31, 2013:

	(Dollars in thousands)
	June 30,	December 31,
	2014	2013
Commercial:
Mortgage	$7,376	$6,443
Other	161	529
Residential real estate	225	680
Consumer:
Equity	89	105
Auto	13	31
Other	-	-
Total	$7,864	$7,788

NOTE 5 – PENSION PLAN

The bank has a qualified noncontributory benefit pension plan which covers certain employees. The benefits are primarily based on years of service and earnings.

The following table presents the components of the net periodic pension cost of the defined benefit plan.

	(Dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net periodic pension cost:
Interest cost on projected benefit obligation	$13	$13	$26	$26
Expected return on plan assets	(10)	(2)	(20)	(4)
Settlement loss	-	22	-	44
Net amortization of deferral of (gains) losses	12	22	24	45
Net periodic pension cost	$15	$55	$30	$111

The company anticipates making contributions to the pension plan totaling $21,300 per quarter during 2014. The contributions are required to meet ERISA’s minimum funding standard and the estimated quarterly contribution requirements.

NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	(Dollars in thousands)
	Fair Value Measurements
	Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets/Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Assets:
Available for sale securities
U.S. Treasury securities	$-	$5,062	$-
U.S. government federal agencies	-	13,797	-
State & local governments	-	6,374	-
Mortgage backed securities	-	12,533	-

December 31, 2013
Assets:
Available for sale securities
U.S. Treasury securities	$-	$-	$-
U.S. government federal agencies	-	13,712	-
State & local governments	-	7,339	-
Mortgage backed securities	-	13,579	-

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	(Dollars in thousands)
	Fair Value Measurements
	Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets/Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Assets:
Impaired loans	$-	$-	$10,565
Other real estate owned	-	-	1,001

December 31, 2013
Assets:
Impaired loans	$-	$-	$10,147
Other real estate owned	-	-	2,532

Impaired loans are valued using the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral (less estimated selling costs) if the loan is collateral dependent. Appraised and reported values may be discounted based upon management’s historical knowledge, changes in market conditions, or management’s particular knowledge of the business. Impaired loans are subject to nonrecurring fair value adjustments to reflect either partial write-down or full charge-off of the loan carrying value based upon observable market price or current appraised value of the collateral.

Property acquired by the Company as a result of loan foreclosure is classified as other real estate owned (OREO). This property is recorded at the lower of the unpaid principal balance or the fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value is charged against the allowance for loan losses. The estimated fair value of OREO properties is determined from market based appraisals and other available market information. Consequently, the valuations of OREO are subject to significant judgment. If the fair value of the collateral deteriorates subsequent to initial valuation, a valuation allowance is recorded through expense.

The estimated fair values of the Company's financial instruments are as follows:

			Quoted
	(Dollars in thousands)		Prices in
			Active
			Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets/Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Financial assets:
Cash and cash equivalents	$19,892	$19,892	$-	$19,892	$-
Investment securities	37,766	37,766	-	37,766	-
Other investment securities	859	859	-	-	859
Loans, net	139,888	144,407	-	-	144,407
Accrued interest receivable	352	352	-	-	352

Financial liabilities:
Noninterest-bearing deposits	$22,150	$22,150	$-	$22,150	$-
Interest-bearing deposits	163,329	165,322	-	165,322	-
Borrowed funds	6,255	6,255	-	6,255	-
Accrued interest payable	1,654	1,654	-	-	1,654

December 31, 2013
Financial assets:
Cash and cash equivalents	$15,004	$15,004	$-	$15,004	$-
Investment securities	34,630	34,630	-	34,630	-
Other investment securities	859	859	-	-	859
Loans, net	142,633	147,703	-	-	147,703
Accrued interest receivable	446	446	-	-	446

Financial liabilities:
Noninterest-bearing deposits	$20,539	$20,539	$-	$20,539	$-
Interest-bearing deposits	165,032	165,502	-	165,502	-
Borrowed funds	6,363	6,363	-	6,363	-
Accrued interest payable	1,935	1,935	-	-	1,935

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

Management Discussion and Analysis as of June 30, 2014

Overview. Citizens Independent Bancorp. Inc. (“Holding Company,” “Bancorp,” “we” or “our”) was organized under the laws of the State of Ohio in 1994 as the bank holding company for The Citizens Bank of Logan (“Citizens Bank” or “Bank”) under the Bank Holding Company Act of 1956, as amended. Bancorp and the Bank are sometimes collectively referred to herein as the Company. Holding Company is headquartered in Logan, Ohio, and offers a broad range of financial services through Citizens Bank, an Ohio chartered commercial bank. The Bank is currently regulated by the Federal Deposit Insurance Company (FDIC) and the Ohio Division of Financial Institutions (DFI). Holding Company is regulated by the Federal Reserve Bank (FRB) of Cleveland.

Citizens Bank is engaged in the business of commercial and retail banking. The Bank’s primary market area is Hocking, Fairfield and Athens Counties, Ohio. The Bank serves this market through four full service locations, which include the Bank’s main office located at 188 West Main Street, Logan, Hocking County, Ohio, and two limited service locations. The Bank maintains drive-up facilities as well as ATM equipment at all branches. The principal economic activities in the Bank’s market area include manufacturing, the service sector for local universities, tourism, construction, healthcare, retailing, and food services. The Bank grants residential real estate, commercial real estate, commercial and industrial and consumer loans to customers primarily located in the Bank’s footprint of Hocking, Athens and Fairfield counties.

In October 2012, the Bank entered into a publicly available Consent Order with the FDIC and a Written Agreement with the DFI (collectively referred to as the Orders) which contain a number of listed deliverables and filing deadlines. Significant among the required actions not yet met is the completion of a capital plan which will result in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its total assets at a minimum of 8.50% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. With the completion of the Company’s capital campaign and subsequent investment in the Bank, the estimated ratio of Tier 1 capital to total assets is 7.28% and the ratio of total capital to risk-weighted assets is estimated to be 12.44%.

This Management Discussion and Analysis is intended to provide shareholders with a more comprehensive analysis of the issues facing management than can be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and selected financial data elsewhere in this filing.

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

For the six months ended June 30, 2014, the Company earned net income of $497 thousand or $0.99 per share, compared to net income of $473 thousand or $1.49 per share for the six months ended June 30, 2013.

Key items affecting the Company’s results for the first six months of 2014:

•	Net interest income decreased by $556 thousand year-over-year for the six months ended June 30, 2014 from the six months ended June 30, 2013. A $773 thousand decline in interest income was partially offset by a $217 thousand decrease in interest expense.
•	Non-interest income increased by $226 thousand to $905 thousand for the six months ended June 30, 2014 from the six months ended June 30, 2013. The period to period increase can be attributed to gains on the sale of repossessed assets totaling $371 thousand for the six months ended in 2014.
•	Non-interest expense remained relatively constant for the six months ended June 30, 2014 in comparison to the six months ended June 30, 2013 at $3.868 million and $3.845 million respectively.
•	Non-performing loans were $7.9 million and $7.8 million respectively as of June 30, 2014 and December 31, 2013. The period over period activity primarily consisted of the pay-off of a $1.4 million credit and the orderly liquidation of another $800 thousand, offset by the addition of a three credits totaling $2.5 million.
•	Gross loans declined $3.2 million or 2.2% to $143.8 million as of June 30, 2014 from $147.0 million as of December 31, 2013. The decline results from loan originations of $11.2 million offset by $14.4 million in principal reductions received during the first six months of 2014.
•	Deposits were flat with year end balances at $185.5 million as of June 30, 2014 from $185.6 million as of December 31, 2013.
•	Shareholders’ equity at the Company increased $3.9 million or 68.7% to $9.5 million as of June 30, 2014 from the December 31, 2013 equity position. This increase was due to net proceeds from the sale of common stock and issuance of warrants of $3.2 million and net income of $497 thousand with an increase of $152 thousand in other comprehensive income resulting from the recognition in equity of an unrealized gain on the Company’s available for sale investment portfolio during the first six months of 2014. As of June 30, 2014, $2.1 million of proceeds from the common stock issuance have been invested in the Bank. Tier I Leverage Capital and Total Risk Based Capital at the Bank were 7.28% and 12.44%, respectively, as of June 30, 2014 and 5.71% and 10.36% as of December 31, 2013. The Tier 1 Leverage Capital ratio is still under the 8.5% required under the Orders.

Comparison of Results of Operations for the Six Months Ended June 30, 2014 and June 30, 2013

For the six months ended June 30, 2014, the Company earned net income of $497 thousand, a $24 thousand increase from the $473 thousand net income reported as of June 30, 2013. The increase in profitability can primarily be attributed to a $377 thousand reduction in loan loss provision and increases in non-interest income of $226 thousand, partially offset by a reduction of $556 thousand in net interest income during the six months ended June 30, 2014 in comparison to the six months ended June 30, 2013. Net interest income for the six months ended June 30, 2014 was $3.3 million, a decrease of $556 thousand or 14.5% from the six months ended June 30, 2013.

Distributution of Assets, Liabilities, and Shareholders' Equity

For the six months ended June 30,

	(Dollars in thousands)
	2014			2013
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Earning Assets:
Loans receivable (1), (2)	$143,895	$3,731	5.19%	$165,481	$4,503	5.44%
Securities (3)	36,453	363	1.99%	42,614	375	1.76%
Fed Funds Sold	15,531	16	0.21%	5,100	4	0.16%
FHLB stock	859	17	3.96%	859	18	4.19%
Total interest-earning assets	196,738	4,127	4.20%	214,054	4,900	4.58%
Non-interest-earning assets	7,793			11,529
Total Assets	$204,531			$225,583

Interest-Bearing Liabilities
Interest-bearing deposits	164,392	627	0.76%	185,452	835	0.90%
Other borrowings	6,310	226	7.16%	6,692	235	7.02%
Total interest-bearing liabilities	170,702	853	1.00%	192,144	1,070	1.11%
Non-interest-bearing deposits	22,105			20,155
Total including non-interest-bearing demand deposits	192,807	853		212,299	1,070
Other non-interest liabilities	3,369			8,361
Total Liabilities	196,176			220,660
Shareholders' equity	8,355			4,923
Total liabilities and shareholders' equity	$204,531			$225,583
Net interest income; interest rate spread		$3,274	3.20%		$3,830	3.46%
Net interest margin			3.33%			3.58%
Average interest-earning assets to average interest-bearing liabilities			115.25%			111.40%

(1) Loan fees are immaterial amounts

(2) Non-accrual loans are included in average loan balance

(3) Interest income for tax-exempt securities is not calculated on a tax-exempt basis

Interest income for the six months ended June 30, 2014 was $4.1 million, a $773 thousand or 15.8% decrease from the $4.9 million earned during the six months ended June 30, 2013. The yield on earning assets declined 38 bps to 4.20% for the six months ended June 30, 2014 from 4.58% for the six months ended June 30, 2013. Interest income earned from the loan portfolio decreased $772 thousand or 17.1% to $3.7 million for the six months ended June 30, 2014 from $4.5 million for the six months ended June30, 2013. The decrease in interest income from the loan portfolio can be attributed to both the $21.6 million decrease in average loans period-over-period and a 25 bps decrease in the yield, which was 5.19% for the six months ended June 30, 2014.

Interest income from the investment portfolio declined $12 thousand or 3.2% to $363 thousand for the six months ended June 30, 2014 from $375 thousand for the six months ended June 30, 2013. Average assets for the securities portfolio declined $6.2 million and the yield increased by 23 bps. Securities purchases during the six month period ending June 30, 2014 totaled $5.0 million par of U.S. Treasury securities with an average yield of 1.99% and an average duration of 3.7 years. There were no sales of investment securities during the six month periods ending June 30, 2014 and no purchases or sales of investment securities for the period ending June 30, 2013.

Interest expense for the six months ended June 30, 2014 was $853 thousand, a $217 thousand or 20.3% decrease from the $1,070 thousand in interest expense for the six months ended June 30, 2013. Interest expense for deposits declined $208 thousand or 24.9% to $627 thousand for the six months June 30, 2014. Average balances of interest bearing deposits decreased by $21.1 million or 11.4%, declining to $164.4 million at June 30, 2014 from $185.5 million at June 30, 2013.

Interest expense for other borrowings was $226 thousand for the six months ended June 30, 2014 and $235 thousand for the six months ended June 30, 2013.

Net interest margins continue to be under heavy pressure as higher yielding loans reprice downward, are refinanced at lower rates, or pay off early. During the first six months of 2014, loans totaling $4.8 million have either repriced or refinanced at interest rates averaging 158 basis points below original rates. The Bank has continued to drive the composition of the loan portfolio towards variable rate loans as protection against rising interest rates. Management has decided to begin retaining a larger percentage of mortgage loans in-house rather than selling to the secondary market. The loan mix resulting from holding these typically variable rate loans in portfolio will depress the net interest margin in the short term, but should be additive as they begin to reprice. The loan portfolio currently consists of 65% variable rate loans. During the second quarter the Bank aggressively reduced interest rates paid on a large group deposit accounts and continues to monitor certificate of deposit rates versus our peers. Effects of these deposit cost initiatives are just being felt in the second quarter.

Comparison of Results of Operations for the Three Months Ended June 30, 2014 and June 30, 2013

For the three months ended June 30, 2014, the Company earned net income of $196 thousand, a $150 thousand decrease from the $346 thousand net income reported for the three months ended June 30, 2013. The decrease can primarily be attributed to net interest income falling $251 thousand, a $211 thousand reduction in loan loss provision and non-interest income down $66 thousand, and an increase of $44 thousand in non-interest expense for the three months ended June 30, 2014 in comparison to the three months ended June 30, 2013. Net interest income for the three months ended June 30, 2014 was $1.6 million, a decrease of $251 thousand or 13.6% from the three months ended June 30, 2013.

Distributution of Assets, Liabilities, and Shareholders' Equity

For the three months ended June 30,

	(Dollars in thousands)
	2014			2013
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Earning Assets:
Loans receivable (1), (2)	$142,831	$1,832	5.13%	$161,939	$2,169	5.36%
Securities (3)	38,282	166	1.73%	39,124	185	1.89%
Fed Funds Sold	13,456	7	0.21%	4,287	1	0.09%
FHLB stock	859	9	4.19%	875	9	4.11%
Total interest-earning assets	195,428	2,014	4.12%	206,225	2,364	4.59%
Non-interest-earning assets	6,756			8,221
Total Assets	$202,184			$214,446

Interest-Bearing Liabilities
Interest-bearing deposits	161,799	305	0.75%	179,563	397	0.88%
Other borrowings	6,275	113	7.20%	6,482	120	7.41%
Total interest-bearing liabilities	168,074	418	0.99%	186,045	517	1.11%
Non-interest-bearing liabilities	21,566			18,926
Total including non-interest-bearing demand deposits	189,640	418		204,971	517
Other non-interest liabilities	3,247			3,925
Total Liabilities	192,887			208,896
Shareholders' equity	9,297			5,550
Total liabilities and shareholders' equity	$202,184			$214,446
Net interest income; interest rate spread		$1,596	3.13%		$1,847	3.47%
Net interest margin			3.27%			3.58%
Average interest-earning assets to average interest-bearing liabilities			116.27%			110.85%

(1) Loan fees are immaterial amounts

(2) Non-accrual loans are included in average loan balance

(3) Interest income for tax-exempt securities is not calculated on a tax-exempt basis

Interest income for the three months ended June 30, 2014 was $2.0 million, a $350 thousand or 14.8% decrease from the $2.4 million earned during the three months ended June 30, 2013. The yield on earning assets declined 47 bps to 4.12% for the three months ended June 30, 2014 from 4.59% for the three months ended June 30, 2013. Interest income earned from the loan portfolio decreased $337 thousand or 15.5% to $1.8 million for the three months ended June 30, 2014 from $2.2 million for the three months ended June 30, 2013. The decrease in interest income from the loan portfolio can be attributed to both the $19.1 million decrease in average loans year-over-year and a 23 bps decrease in the yield, which was 5.13% for the three months ended June 30, 2014.

Interest income from the investment portfolio declined $19 thousand or 10.3% to $166 thousand for the three months ended June 30, 2014 from $185 thousand for the three months ended June 30, 2013. Average assets for the securities portfolio declined $842 thousand and the yield decreased by 16 bps. Securities purchases during the three month period ending June 30, 2014 totaled $5.0 million par of U.S. Treasury securities with an average yield of 1.99% and an average duration of 3.7 years. There were no sales of investment securities during the three month periods ending June 30, 2014 and no purchases or sales of investment portfolio securities for the three month period ending June 30, 2013.

Interest expense for the three months ended June 30, 2014 was $418 thousand, a $99 thousand or 19.1% decrease from the $517 thousand in interest expense for the three months ended June 30, 2013. Interest expense for deposits declined $92 thousand or 23.2% to $305 thousand for the three months June 30, 2014. Average balances of interest bearing deposits decreased by $17.8 million or 9.9%, declining to $161.8 million at June 30, 2014 from $179.6 million at June 30, 2013.

Interest expense for other borrowings was $113 thousand for the three months ended June 30, 2014 and $120 thousand for the three months ended June 30, 2013.

Non-Interest Income. Non-interest income, which consists primarily of fees and commissions earned on services such as deposits, credit cards, and ATMs that are provided to the Bank’s customers, and to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income, increased $226 thousand or 33.3% to $905 thousand for the six months ended June 30, 2014 from $679 thousand for the six months ended June 30, 2013. The period-over-period increase in non-interest income can primarily be attributed to gains of $371 thousand recognized from the sale of other repossessed assets during the first six months of 2014. The following is a discussion of other significant period-over-period changes in other material non-interest income categories:

•	Income from service fees decreased $29 thousand or 11.4% to $226 thousand for the six months ended June 30, 2014 from $255 thousand for the six months ended June 30, 2013. The decrease can primarily be attributed to a $26 thousand period over period decrease in revenue from the Bank’s overdraft protection product.
•	Secondary market income on loans held for sale in the secondary market declined by $49 thousand for the six months ended June 30, 2014. There were no bank funded loans sold in the first two quarters of 2014, versus gains of $49 thousand for the six months ended June 30, 2013. The decline is due, in part, to a management decision to begin retaining a larger percentage of mortgage loans in-house rather than selling to the secondary market.
•	Gains on sale of OREO properties totaled $371 thousand for the six months ended June 30, 2014, an increase of $367 thousand from the six months ended June 30, 2013. During the first six months of 2014, the Company sold 19 properties with a carrying value of $1,953 thousand.
•	Other income declined $38 thousand or 21.2% during the first six months of 2014 to $141 thousand. The decline can primarily be attributed to a $31 thousand decline in loan brokerage fees and a $4 thousand decline in ATM fees.

For the three months ended June 30, 2014 non-interest income decreased by $66 thousand, or 19.1%. The period-over-period decrease in non-interest income can primarily be attributed to a $31 thousand decline in gains recognized from the sale of other securities and decreases of $18 thousand each in gains on the sale of repossessed assets and gains on the sale of loans held for sale. The following is a discussion of other significant period-over-period changes in other material non-interest income categories:

•	Income from service fees decreased $15 thousand or 11.7% to $113 thousand for the three months ended June 30, 2014 from $128 thousand for the three months ended June 30, 2013. The decrease can primarily be attributed to a $13 thousand period-over-period decrease in revenue from the Bank’s overdraft protection product.
•	Secondary market income on loans held for sale in the secondary market declined by $31 thousand for the three months ended June 30, 2014. There were no bank funded loans sold in the second quarter of 2014, versus gains of $18 thousand for the three months ended June 30, 2013. The decline is due, in part, to a management decision to begin retaining a larger percentage of mortgage loans in-house rather than selling to the secondary market.

•	Gains on sale of OREO properties totaled a loss of $4 thousand for the three months ended June 30, 2014 versus a gain of $14 thousand during three months ended June 30, 2013. During the three month period ended June 30, 2014 the Company sold 9 properties with carrying values of $499 thousand.
•	Other income increased $10 thousand or 13.3% during the three month period ending June 30, 2014 to $85 thousand. The change can primarily be attributed to a $26 thousand increase in sales commissions earned on loan sales.

Non-Interest Expense. Non-interest expense, which consists primarily of personnel, occupancy, equipment and other operating expenses, remained relatively flat for the six month periods ended June 30, 2014 and June 30, 2013. The increase of $23 thousand or 0.6% is primarily attributable to changes in only a few categories. The following is a discussion of significant period-over-period changes for other material non-interest expense categories:

•	Salary and benefit expense declined by $199 thousand or 10.4% to $1.7 million for the six months ended June 30, 2014 relative to the six months ended June 30, 2013 reflecting the savings realized from reductions in personnel and a change in the Bank’s policy towards employee paid time off.
•	Net occupancy and equipment expenses increased by $49 thousand or 8.9% during the six months ended June 30, 2014 due to costs associate with a property under contract to sell. Maintenance and repairs of buildings and equipment was also higher in 2014.
•	Expenses on other real estate owned were $178 thousand greater for the six months ended June 30, 2014 relative to the period ended June 30, 2013 as expenses of $74 thousand were realized in 2014 to adjust the carrying value of OREO properties to their net realizable value. During the comparable period in 2013, a valuation allowance was adjusted by $50 thousand.
•	Legal fees were up $57 thousand or 42.2% for the six month period in 2014 versus that of 2013 as the Bank aggressively resolves problem assets.

Non-interest expense, which consists primarily of personnel, occupancy, equipment and other operating expenses, was up slightly for the three month periods ended June 30, 2014 and June 30, 2013. The increase of $44 thousand or 2.4% is primarily attributable to changes in only a few categories. The following is a discussion of significant period-over-period changes for other material non-interest expense categories:

•	Salary and benefit expense declined by $33 thousand or 3.7% to $853 thousand for the three months ended June 30, 2014 relative to the three months ended June 30, 2013 reflecting reductions in personnel instituted by the Bank and a change in the policy towards employee paid time off.
•	Net occupancy and equipment expenses decreased by $20 thousand or 6.9% during the three months ended June 30, 2014 as software maintenance expenses decreased period-over-period by $21 thousand.
•	Expenses on other real estate owned were $59 thousand greater for the three months ended June 30, 2014 relative to the period ended June 30, 2013. During the quarter ended June 30, 2014, expenses of $27 thousand were required to adjust the carrying value of other real estate owned properties to net realizable value as opposed to the first quarter of 2013 which had an adjustment to a valuation allowance of $50 thousand.
•	Legal and professional fees increased by $88 thousand in the three month period ended June 30, 2014 relative to the three month period ended June 30, 2013. During the three month period in 2013, an accrual adjustment reduced the legal and professional expenses to near zero.

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

At June 30, 2014 the Company determined that a large excess existed in the allowance for loan and lease losses and $186 thousand of the excess was recaptured to income. In addition to a smaller loan portfolio, down $3.2 million (2.2%) since December 31, 2013, credit metrics have shown significant improvement across the board. Predictive indicators such as the Watch List and its component subcategories are the principal credit tool used by the Bank to identify future problem loans. Special Mention loans, those loans deemed to be of higher risk or with correctable deficiencies, declined by $5.6 million or 37.4% since December 31, 2013 and by $4.0 million or 29.9% since March 31, 2014. Substandard loans, those loans in which there is the distinct possibility of sustaining some loss, have dropped $0.3 million, or 3.3% since March, 2014. Doubtful loans, those for which full collection is doubtful, have declined to a single loan with an outstanding balance of $1 thousand at June 30, 2014. Watch List loans, those loans rated Special Mention, Substandard, or Doubtful have declined $5.5 million, or 23.3%, since December 31, 2013 and $4.4 million, or 19.5% since March 31, 2014. Watch List loans have fallen from 16.1% of the loan portfolio at December 31, 2013, to 15.6% of the loan portfolio at March 31, 2014, to 12.6% of the loan portfolio at June 31, 2014.

The major component of the allowance for loan losses is the general reserve based on the guidance of ASC 450 wherein the homogeneous groups of loans are evaluated based upon the Bank’s loss history for that particular group over the prior 36 months. Based upon this guidance and the actual level of charge-offs during the 36 month lookback period, the general reserve requirement has fallen to $2.5 million at June 30, 2014, flat with that of March 31, 2014, and $250 thousand less than at December 31, 2013. The historical loss factor on the general loan portfolio has fallen from 1.96% at December 31, 2013 to 1.85% at June 30, 2014.

Environmental factors are also considered in the calculation of the allowance for loan and lease losses. For this measure eleven separate environmental factors are examined which are discussed in further detail in the allowance for loan and lease loss section following. For the period ending June 30, 2014 the commercial concentration factor declined 2 basis points from December 31, 2013 levels, the unemployment factor declined from 3 basis points at March 31, 2014 to 0 basis points at June 30, 2014. The environmental factor has fallen from 27 basis points at December 31, 2013, to 26 basis points at March 31, 2014, to 23 basis points for June 30, 2014.

The recovery of excess allowance for loan and lease losses brought the loan loss provision for the six months ended June 30, 2014 to a credit balance of $186 thousand versus provisions for loan losses totaling $191 thousand in expense for the six months ended June 30, 2013.

The $186 thousand negative provision expense recorded in the quarter ended June 30, 2014 is $211 thousand less than the loan loss provision expense of $25 thousand recorded in the three months ended June 30, 2013.

Management considers the allowance for loan and lease losses at June 30, 2014 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan and lease losses which could adversely affect the Company financial condition and results of operations.

Changes in Condition from December 31, 2013 to June 30, 2014.

Overview. Total assets increased $3.2 million to $204.1 million on June 30, 2014 from $200.9 million on December 31, 2013.

Loan Portfolio. Gross loans decreased $3.2 million or 2.2% to $143.8 million as of June 30, 2014 from a balance of $147.0 million on December 31, 2013. The decrease is the net effect of new origination activity totaling $11.2 million, and $14.4 million of principal reduction for the first six months of 2014. Principal reductions also included loan charge-offs of $0.6 million and transfers to OREO totaling $0.5 million. The new originations were primarily consumer mortgage loans ($5.3 million or 47.3%), with commercial originations totaling $3.6 million and other consumer loan originations of $2.3 million. The emphasis on consumer lending is part of a strategic initiative to re-balance the loan portfolio to be more equally weighted between commercial and consumer loans. This trend is expected to continue for the remainder of 2014 and is incorporated into the 2014 budget. As of June 30, 2014, consumer mortgage loans totaled $37.2 million or 25.9% of gross loans versus $34.0 million or 23.1% of gross loans at December 31, 2013.

Loan Portfolio Distribution
	(Dollars in thousands)
	June 30,	December 31,
	2014	2013
Commercial	$86,022	$91,590
Real estate	37,234	33,997
Consumer	20,532	21,430
	$143,788	$147,017

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

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with strong oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits. Executive management has implemented and continues to focus on the following measures to manage credit risk in the loan portfolios:

1)	Reviewed all underwriting guidelines for various loan portfolios and have strengthened underwriting guidelines where needed;
2)	Evaluated outside loan review parameters, engaging the services of a well-established firm to continue with such loan review, addressing not only specific loans but underwriting analysis, documentation, credit evaluation and risk identification;
3)	Increased the frequency of internal reviews of past due and delinquent loans to assess probable credit risks early in the delinquency process to minimize losses;
4)	Aggressively seeks ownership and control, when appropriate, of real estate properties, which would otherwise go through time-consuming and costly foreclosure proceedings to effectively control the disposition of such collateral;

5)	Aggressively obtaining updated financial information on commercial credits and performing analytical reviews to determine debt source capacities in business performance trends.

Allowance for Loan and Lease Loss (ALLL). The ALLL represents management’s estimate of losses inherent in the loan portfolio. The allowance is actively maintained to ensure future earnings are not impacted by credit losses. Reserves are based on historical loss analysis, assessment of current portfolio and market conditions, and any identified loss potential in specific credits. Reserve levels are recommended by senior management on a quarterly basis and approved by the Board of Directors.

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

Other Borrowings       Borrowed funds totaled $6.3 million as of June 30, 2014, a $108 thousand or 1.7% decrease from December 31, 2013 balance. The borrowings consist of three loans to the Bancorp from outside creditors. The loans must be repaid from Bancorp cash. Per the Consent Order with the FDIC, the Bank is not permitted to make any forms of payments to Bancorp. As of June 30, 2014, Bancorp’s cash position was $1.3 million

Description	Balance of Loan as of 06/30/14	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$5,000,000	8.00%	Monthly	Interest Only	12/29/2015
Loan 2	$721,471	4.75%	Monthly	Amortizing	11/21/2019
Loan 3	$533,763	4.25%	Monthly	Amortizing	6/26/2019

No FHLB borrowings were outstanding as of June, 2014 or December 31, 2013. The Bank had an approved FHLB line-of-credit of $14.5 million as of June 30, 2014. In addition, the Company has collateralized federal fund lines of $6.4 million with the FRB and $1.0 million with Great Lakes Bankers Bank. Neither line was drawn upon as of June 30, 2014. The FHLB line is secured via the pledge of mortgage loans totaling $28.9 million, the Federal Reserve federal fund line is secured via the pledge of $8.9 million of automobile loans and the Great Lakes Bankers Bank line is secured via the pledge of cash.

Federal Income Taxes

At June 30, 2014, the Company has federal net operating loss carryforwards of approximately $9.8 million. These carryforwards, comprising the majority of the deferred tax asset, will begin to expire in 2031.

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. In evaluating the deferred tax asset, the Bancorp has determined that realization of the asset is less likely than not, and a deferred tax asset valuation allowance of approximately $5.1 million is in place.

Concentrations of Credit Risk. Financial institutions such as Citizens Bank generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. The Bank’s loan portfolio is concentrated geographically in central Ohio. Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for income generating property totaled $26.2 million at June 30, 2014, which represents 18.3% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 7.6% at June 30, 2014 with 46.7% of the total made up of a single credit. Management has also identified sub-prime loans (less than a 660 credit score) and unsecured loans as concentrations. As of June 30, 2014, loans to sub-prime borrowers totaled $11.7 million (8.1% of total portfolio), with 4.4% of these credits 30 days or more past due. In addition, unsecured loans totaled $4.7 million as of June 30, 2014, or 3.2% of the loan portfolio, with a delinquency rate, which is any loan 30 days or more past due, of 2.7% at June 30, 2014.

Liquidity and Capital Resources. The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash provided by (used in) operating activities was $117 thousand and $(1) thousand for the first six months of 2014 and 2013. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of gains on the sale of other real estate owned, provision for loan losses, depreciation expense and increases and decreases in other assets and liabilities.

The primary investing activity of the Bank is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans, proceeds from maturities of investment securities, and the sale of OREO.

In considering the more typical investing activities, during the first six months of 2014, $2.3 million of cash was generated from sale of other real estate owned and $2.4 million was provided by a decline in the loan portfolio. During the first six months of 2014, $2.1 million was generated from the combination of maturity, pay-downs, or calls of available-for-sale investment securities, and $5.1 million was used in the purchase of investment portfolio securities. During the six month period ended June 30, 2014 securities purchases consisted of $5.1 million of U.S. Treasury securities with an average yield of 1.99% and average duration of 3.7 years. During the first six months of 2013, maturities, pay-downs, or calls of available-for-sale securities contributed $5.5 million of cash while maturities, pay-downs, and pay-offs in the loan portfolio increased cash by $7.5 million. Sales of other real estate owned generated $1.7 million during the period. No securities were purchased during the first six months of 2013.

Financing activities contributed a net total of $3.0 million to cash balances during the six month period ended June 30, 2014. Proceeds from the issuance of the Bancorp’s common stock totaled $3.2 million after costs.

For the first six months of 2014, total deposits were flat with December 31, 2013, declining $92 thousand or less than 0.1%. For the same period in 2013, total deposits decreased by $11.4 million or 5.4%. For additional information about cash flows from the Bank’s operating, investing and financing activities see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are no matters required to be reported under this item.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2014.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.”

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

FORM 10-Q

Quarter ended June 30, 2014

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
There are no matters required to be reported under this item.

Item 1A.	Risk Factors
There has been no material change in the nature of the risk factors as set forth in the Company’s Form 10-K filed on March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There are no matters required to be reported under this item.

Item 3.	Defaults upon Senior Securities.
There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures.
There are no matters required to be reported under this item.

Item 5.	Other Information.
There are no matters required to be reported under this item.

Item 6.	Exhibits.

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Citizens Independent Bancorp, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed September 5, 2013 (Registration No. 333-191004).

3.2	Amended and Restated Regulations of Citizens Independent Bancorp, Inc. incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed September 5, 2013 (Registration No. 333-191004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Citizens Independent Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Citizens Independent Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS INDEPENDENT BANCORP, INC.
(Registrant)

Date: August 14, 2014	/s/ Ronald R. Reed
Ronald R. Reed
President and Chief Executive Officer

Date: August 14, 2014	/s/ James Livesay
James Livesay SVP and Chief Financial Officer

