Form 10-Q
period 2014-09-30
Citizens Independent Bancorp, Inc.
filed 2014-11-13
CIK 1553830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

12b-2).

Yes ☐          No ☒

As of November 13, 2014, the latest practicable date, 637,805 shares of the registrant’s no par value common stock were issued and outstanding.

1

CITIZENS INDEPENDENT BANCORP, INC.

FORM 10-Q

For the Nine Month Periods Ended September 30, 2014 and 2013

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio
CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	(unaudited)
	September 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$4,826	$6,758
Federal funds sold	6,206	8,246
Total cash and cash equivalents	11,032	15,004

Securities available for sale	36,979	34,630
Other investment securities	859	859

Loans	147,473	147,017
Allowance for loan losses	(3,870)	(4,384)
Net loans	143,603	142,633

Premises and equipment, net	3,121	3,283
Accrued interest receivable	403	446
Other real estate owned	1,146	2,532
Other assets	949	1,465
TOTAL ASSETS	$198,092	$200,852

LIABILITIES
Deposits
Noninterest bearing	$21,918	$20,539
Interest bearing	157,526	165,032
Total deposits	179,444	185,571

Borrowed funds	6,202	6,363
Accrued interest payable	1,556	1,935
Other liabilities	1,220	1,357
TOTAL LIABILITIES	188,422	195,226

SHAREHOLDERS' EQUITY
Cumulative preferred stock of no par value; 100,000 shares	-	-
authorized, 0 shares issued and outstanding
Common stock of no par value; 900,000 shares	12,312	9,307
authorized, 637,805 shares issued and outstanding at September 30, 2014 and 399,748 shares issued and outstanding at December 31, 2013, respectively
Stock warrants outstanding; 119,003 warrants	188	-
issued and outstanding as of September 30, 2014 and
0 warrants outstanding at December 31, 2013, respectively
Retained earnings	4,082	3,380
Treasury stock, at cost, 54,380 shares at September 30, 2014	(6,590)	(6,590)
and December 31, 2013, respectively
Accumulated other comprehensive income (loss)	(322)	(471)
TOTAL SHAREHOLDERS' EQUITY	9,670	5,626

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$198,092	$200,852

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$1,968	$2,154	$5,699	$6,657
Interest and dividends on investment securities	184	191	564	582
Interest on federal funds sold	7	7	23	12
TOTAL INTEREST INCOME	2,159	2,352	6,286	7,251

INTEREST EXPENSE
Interest on deposits	285	386	912	1,222
Interest on borrowed funds	115	118	341	352
TOTAL INTEREST EXPENSE	400	504	1,253	1,574

NET INTEREST INCOME	1,759	1,848	5,033	5,677

Provision for loan losses	-	-	(186)	191

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,759	1,848	5,219	5,486

NONINTEREST INCOME
Service charges	121	128	347	383
Net gain on sale of securities	-	-	-	31
Net gain on sale of loans	-	63	-	112
Net gain (loss) on sale of other real estate owned	106	114	477	118
Credit card income and fees	87	80	254	242
Other	66	57	207	236
TOTAL NONINTEREST INCOME	380	442	1,285	1,122

NONINTEREST EXPENSE
Salaries and employee benefits	860	869	2,571	2,747
Net occupancy and equipment expense	228	280	827	830
Other real estate owned expense	79	70	236	48
FDIC insurance expense	120	135	360	405
Legal and professional fees	84	263	276	398
Data processing	77	91	239	264
Advertising	54	45	151	138
Examinations and audits	122	42	204	132
Telephone	21	24	67	87
Other operating expenses	291	265	871	880
TOTAL NONINTEREST EXPENSE	1,936	2,084	5,802	5,929

INCOME BEFORE INCOME TAXES	203	206	702	679

Income tax expense	-	-	-	-

NET INCOME	$203	$206	$702	$679

Basic earnings per common share	$0.35	$0.60	$1.33	$2.08
Diluted earnings per common share	$0.34	$0.60	$1.29	$2.08

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	(Dollars in thousands)
	Three Months Ended
	September 30,
	2014	2013

Net income	$203	$206

Other comprehensive income (loss), net of tax:

Unrealized net holding gain (loss) on securities available for sale, net of income taxes of $(2) and $(13) for the three month periods ended September 30, 2014 and 2013, respectively	(3)	(25)

Other comprehensive income (loss)	(3)	(25)
Comprehensive income	200	181

	Nine Months Ended
	September 30,
	2014	2013

Net income	$702	$679

Other comprehensive income (loss), net of tax:

Unrealized net holding gain (loss) on securities available for sale, net of income taxes of $77 and $(287) for the nine month periods ended September 30, 2014 and 2013, respectively	149	(561)

Reclassification for gains recognized on sale of securities available for sale, net of income taxes of $11 for the nine month period ended September 30, 2013	-	(20)
Other comprehensive income (loss)	149	(581)
Comprehensive income	$851	$98

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	(Dollars in thousands)
	Nine Months Ended
	September 30,
	2014	2013

Balance at beginning of period	$5,626	$5,524

Issuance of common stock - 238,057 shares in 2014	3,005	-
Issuance of common stock warrants - 119,003 warrants in 2014	188	-
Purchase of treasury stock - 625 shares in 2013		(61)
Net income	702	679
Other comprehensive income (loss)	149	(581)

Balance at end of period	$9,670	$5,561

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(Dollars in thousands)
	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	702	679
Adjustment to reconcile net income to net cash
provided by (used in) operating activities
Provision for loan losses	(186)	191
Depreciation and amortization	262	279
Deferred income taxes	-	-
Investment securities amortization (accretion), net	(5)	193
Provision for loss on other real estate owned	86	-
Change in value of bank owned life insurance	-	(3)
Net (gain) loss on sale of other real estate owned	(477)	(118)
(Gain) loss on sale of investments	-	(31)
Net (gain) loss on disposition of premises and equipment	20	-
Net (gain) on sale of loans	-	(112)
Proceeds from sale of loans	-	4,312
Loans originated for sale	-	(4,200)
Net change in:
Accrued interest receivable	43	(62)
Accrued interest payable	(379)	(125)
Other assets	438	(71)
Other liabilities	(137)	(463)
Net cash provided by (used in) operating activities	367	469

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available for sale securities	(5,070)	-
Proceeds from maturities of available for sale securities	2,953	6,467
Proceeds from sales of other securities	-	80
Net change in loans	(1,552)	15,392
Proceeds from sale of other real estate owned	2,545	2,430
Purchases of premises and equipment	(120)	(8)
Net cash provided by (used in) investing activities	(1,244)	24,361

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(6,127)	(15,487)
Payments on borrowed funds	(161)	(152)
Purchase of treasury stock	-	(61)
Proceeds from issuance of common stock and warrants	3,193	-
Net cash provided by (used in) financing activities	(3,095)	(15,700)

Net increase in cash and cash equivalents	(3,972)	9,130

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,004	10,215

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,032	$19,345

Supplemental Disclosure of Cash Flows
Cash paid during the period for:
Interest	$1,632	$1,699
Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$733	$2,532

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

Basis of Financial Statement Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles (GAAP) for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.  Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Stock Offering

The Company concluded the stock offering on June 25, 2014 having sold a total of 238,057 shares at a price of $14.49 per share. Those shareholders who had purchased stock at the initial price of $15.39 per share were offered the option of rescission or were refunded the difference of $0.90 per share between the original offered price and the adjusted price of $14.49 per share. A total of 63 shares were rescinded as a result of the offer. Net proceeds of the offering were reduced by $256 thousand of direct stock offering costs. The Company invested $2.1 million in The Citizens Bank of Logan. Remaining funds of $1.1 million were retained in the holding company for debt service and general purposes.

Common Stock Warrants

In June, 2014 the Company issued warrants to purchase 119,003 shares of common stock in connection with the issuance of common stock in the stock offering campaign. These warrants entitle the holder to purchase the Company’s common stock at 90% of the prior month’s closing book value. These warrants are valid for a period of two years from issue and expire June 26, 2016. Allocated value of these common stock warrants is $188 thousand based on the Black Scholes methodology.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share are net income divided by the weighted average common shares outstanding during the period. The factors used in the earnings per share computation for the three and nine month periods ended September 30, 2014 and 2013 follow:

	(Dollars in thousands, except per share data)
	Three Months Ended
	September 30,
	2014	2013
Net income	$203	$206
Weighted average common shares outstanding	583,425	345,368
Basic earnings per common share	$0.35	$0.60
Total Shares and Warrants	597,264	345,368
Diluted earnings per common share	$0.34	$0.60

	Nine Months Ended
	September 30,
	2014	2013
Net income	$702	$679
Weighted average common shares outstanding	528,487	325,753
Basic earnings per common share	$1.33	$2.08
Total Shares and Warrants	542,305	325,753
Diluted earnings per common share	$1.29	$2.08

NOTE 3 - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:

	(Dollars in thousands)
	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$5,057	$3	$(6)	$5,054
U.S. government federal agencies	13,914	12	(109)	13,817
State and local governments	6,088	250	(1)	6,337
Mortgage backed securities	11,847	54	(130)	11,771
Total	$36,906	$319	$(246)	$36,979

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$-	$-	$-	$-
U.S. government federal agencies	13,937	8	(233)	13,712
State and local governments	7,015	334	(10)	7,339
Mortgage backed securities	13,831	36	(288)	13,579
Total	$34,783	$378	$(531)	$34,630

The following is a summary of maturities of securities available-for-sale as of September 30, 2014:

	(Dollars in thousands)
	Securities available for sale
	Amortized Cost	Fair Value
Amounts maturing in:

One year or less	$646	$650
After one year through five years	21,039	21,131
After five years through ten years	4,236	4,296
After ten years	10,985	10,902
Total	$36,906	$36,979

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Investment securities with a carrying amount of approximately $29,572,000 and $31,835,000 were pledged to secure deposits as required or permitted by law at September 30, 2014 and December 31, 2013, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

			(Dollars in thousands)
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2014
U.S. Treasury securities	$1,974	$(6)	$-	$-	$1,974	$(6)
U.S. government federal agencies	4,575	(19)	4,951	(90)	9,526	(109)
State and local governments	578	(1)	-	-	578	(1)
Mortgage backed securities	2,617	(6)	5,269	(124)	7,886	(130)
Total	$9,744	$(32)	$10,220	$(214)	$19,964	$(246)

December 31, 2013
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government federal agencies	12,416	(233)	-	-	12,416	(233)
State and local governments	570	(10)	-	-	570	(10)
Mortgage backed securities	9,791	(288)	-	-	9,791	(288)
Total	$22,777	$(531)	$-	$-	$22,777	$(531)

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the periods indicated:

	(Dollars in thousands)
	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Allowance at beginning of period	$4,384	$5,204	$3,900	$4,725
Provision for credit losses	(186)	191	-	-
Charge-offs:
Commercial	435	909	27	177
Real Estate	45	107	7	1
Consumer	167	131	31	3
Total charge-offs	$647	$1,147	$65	$181

Recoveries:
Commercial	273	387	25	111
Real Estate	7	185	2	183
Consumer	39	30	8	12
Total Recoveries	319	602	35	306
Ending allowance	$3,870	$4,850	$3,870	$4,850

The following tables present the recorded investment with respect to loans and the related allowance by portfolio segment at the dates indicated:

			(Dollars in thousands)
	Collectively Evaluated		Individually Evaluated		Total
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
September 30, 2014
Commercial	$2,573	$77,614	$839	$10,246	$3,412	$87,860
Real estate	150	37,995	90	616	240	38,611
Consumer	196	20,738	22	264	218	21,002
Total	$2,919	$136,347	$951	$11,126	$3,870	$147,473

December 31, 2013
Commercial	$2,802	$81,716	$1,071	$9,874	$3,873	$91,590
Real estate	183	33,219	84	778	267	33,997
Consumer	189	21,183	55	247	244	21,430
Total	$3,174	$136,118	$1,210	$10,899	$4,384	$147,017

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at September 30, 2014 and December 31, 2013.

Commercial Credit Exposure

Credit risk profile by credit worthiness category

		(Dollars in thousands)
	Commercial		Commercial
	Mortgage		Other
Category	09/30/14	12/31/13	09/30/14	12/31/13

Pass	$62,070	$58,765	$11,144	$11,424
5	5,255	11,468	217	2,480
6	8,374	6,657	101	722
7	699	74	-	-
Total	$76,398	$76,964	$11,462	$14,626

Consumer Credit Exposure

Credit risk by credit worthiness category

		(Dollars in thousands)
	Residential		Consumer		Consumer		Consumer
	Real Estate		Equity		Auto		Other
Category	09/30/14	12/31/13	09/30/14	12/31/13	09/30/14	12/31/13	09/30/14	12/31/13

Pass	$37,602	$32,201	$7,327	$7,351	$11,662	$11,908	$1,814	$1,738
5	444	792	77	210	45	62	-	-
6	565	1,004	15	105	61	53	-	-
7	-	-	-	-	1	3	-	-
Total	$38,611	$33,997	$7,419	$7,666	$11,769	$12,026	$1,814	$1,738

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing commercial, mortgage and consumer loans. The following tables set forth certain information regarding the Bank’s impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods indicated:

	(Dollars in thousands)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
September 30, 2014
With no related allowance recorded:
Commercial mortgage	$7,530	$7,861	$-
Commercial other	73	75	-
Residential real estate	169	220	-
Consumer equity	15	16	-
Consumer auto	96	98	-
Subtotal	7,883	8,270	-

With an allowance recorded:
Commercial mortgage	$2,643	$2,721	$836
Commercial other	-	-	3
Residential real estate	447	450	90
Consumer equity	153	153	15
Consumer auto	-	-	7
Subtotal	3,243	3,324	951
Total	$11,126	$11,594	$951

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2013
With no related allowance recorded:
Commercial mortgage	$6,824	$7,048	$-
Commercial other	113	115	-
Residential real estate	558	615	-
Consumer equity	96	97	-
Consumer auto	132	135	-
Subtotal	7,723	8,010	-

With an allowance recorded:
Commercial mortgage	2,352	3,629	624
Commercial other	656	792	447
Residential real estate	452	455	84
Consumer equity	165	166	53
Consumer auto	9	9	2
Subtotal	3,634	5,051	1,210
Total	$11,357	$13,061	$1,210

The following tables present the average recorded investments in impaired loans and the amount of interest income recognized on impaired loans after impairment by class for the periods indicated.

			(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Nine Month Period
Ended September 30, 2014
Commercial:
Mortgage	$7,654	$86	$2,365	$19	$10,019	$105
Other	168	2	251	-	419	2
Residential real estate	242	3	534	13	776	16
Consumer:
Equity	75	-	157	8	232	8
Auto	108	1	2	-	110	1
Other	-	-	-	-	-	-
Total	$8,247	$92	$3,309	$40	$11,556	$132

Nine Month Period
Ended September 30, 2013
Commercial:
Mortgage	$6,656	$108	$2,293	$5	$8,949	$113
Other	2,382	-	865	3	3,247	3
Residential real estate	533	-	413	16	946	16
Consumer:
Equity	66	-	141	9	207	9
Auto	180	-	65	6	245	6
Other	14	-	37	1	51	1
Total	$9,831	$108	$3,814	$40	$13,645	$148

			(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Three Month Period
Ended September 30, 2014
Commercial:
Mortgage	$7,673	$29	$2,589	$6	$10,262	$35
Other	80	1	60	-	140	1
Residential real estate	145	1	532	4	677	5
Consumer:
Equity	52	-	153	3	205	3
Auto	81	-	-	-	81	-
Other	-	-	-	-	-	-
Total	$8,031	$31	$3,334	$13	$11,365	$44

Three Month Period
Ended September 30, 2013
Commercial:
Mortgage	$8,328	$36	$1,181	$2	$9,509	$38
Other	20	-	766	1	786	1
Residential real estate	106	-	723	5	829	5
Consumer:
Equity	49	-	189	3	238	3
Auto	12	-	131	2	143	2
Other	-	-	71	-	71	-
Total	$8,515	$36	$3,061	$13	$11,576	$49

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings (TDRs) during the nine and three months ended September 30, 2014.

		(Dollars in thousands)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment

Nine months ended September 30, 2014
Commercial mortgage	5	$1,260	$1,260
Residential mortgage	2	186	186
Consumer auto	2	2	2
Unsecured	1	1	1
Total	10	$1,449	$1,449

Nine months ended September 30, 2013
Commercial mortgage	1	287	283
Commercial other	1	212	202
Consumer auto	2	29	28
Unsecured	-	-	-
Total	4	$528	$513

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment

Three months ended September 30, 2014
Commercial mortgage	2	$950	$950
Residential mortgage	-	-	-
Consumer auto	1	1	1
Unsecured	-	-	-
Total	3	$951	$951

Three months ended September 30, 2013
Commercial mortgage	1	287	283
Commercial other	1	212	202
Consumer auto	-	-	-
Unsecured	-	-	-
Total	2	$499	$485

(1)	– Pre-modification balance is calculated using the loan balance on the day prior to modification as TDR.

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

During the nine month period ended September 30, 2014 loans were modified by either a reduction in rates or a change in the contractual maturity date of the note. Two loans were modified with reduced interest rates and the contractual maturity date of eight loans was extended.

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

There have been three loans totaling $963,000 which were modified as a TDR within the previous twelve months that have subsequently defaulted as of September 30, 2014.

The following table presents the loan portfolio by class summarized by aging categories, at September 30, 2014 and December 31, 2013:

							Recorded
							Investment
	30-59	60-89	>90				>90 Days
	Days	Days	Days	Total		Total	and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
September 30, 2014
Commercial:
Mortgage	$1,773	$308	$4,836	$6,917	$69,481	$76,398	$-
Other	-	5	20	25	11,437	11,462	-
Residential real estate	457	156	25	638	37,973	38,611	-
Consumer:
Equity	42	-	15	57	7,362	7,419	-
Auto	38	3	25	66	11,703	11,769	-
Other	17	18	3	38	1,776	1,814	3
Total	$2,327	$490	$4,924	$7,741	$139,732	$147,473	$3

December 31, 2013
Commercial:
Mortgage	$1,923	$203	$3,153	$5,279	$71,685	$76,964	$-
Other	140	74	174	388	14,238	14,626	-
Residential real estate	639	156	259	1,054	32,943	33,997	-
Consumer:
Equity	81	16	-	97	7,569	7,666	-
Auto	46	11	-	57	11,969	12,026	-
Other	71	60	-	131	1,607	1,738	-
Total	$2,900	$520	$3,586	$7,006	$140,011	$147,017	$-

The following summarizes by loan class, the loans on nonaccrual status at September 30, 2014 and December 31, 2013:

	(Dollars in thousands)
	September 30,	December 31,
	2014	2013
Commercial:
Mortgage	$7,223	$6,443
Other	30	529
Residential real estate	274	680
Consumer:
Equity	15	105
Auto	46	31
Other	-	-
Total	$7,588	$7,788

NOTE 5 – EMPLOYEE BENEFIT PLANS

The bank has a qualified noncontributory benefit pension plan which covers certain employees. The benefits are primarily based on years of service and earnings. A minimum annual contribution of $84,000 is required.

The following table presents the components of the net periodic pension cost of the Defined Benefit Plan.

	(Dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net periodic pension cost:
Interest cost on projected benefit obligation	$13	$13	$39	$39
Expected return on plan assets	(10)	(2)	(30)	(6)
Settlement loss	-	22	-	65
Net amortization of deferral of (gains) losses	12	22	36	67
Net periodic pension cost	$15	$55	$45	$165

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	(Dollars in thousands)
	Fair Value Measurements
	Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Assets:
Available for sale securities:
U.S. Treasury securities	$-	$5,054	$-
U.S. government federal agencies	-	13,817	-
State & local governments	-	6,337	-
Mortgage backed securities	-	11,771	-

December 31, 2013
Assets:
Available for sale securities:
U.S. Treasury securities	$-	$-	$-
U.S. government federal agencies	-	13,712	-
State & local governments	-	7,339	-
Mortgage backed securities	-	13,579	-

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	(Dollars in thousands)
	Fair Value Measurements
	Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Assets:
Impaired loans	$-	$-	$10,175
Other real estate owned	-	-	1,146

December 31, 2013
Assets:
Impaired loans	$-	$-	$10,147
Other real estate owned	-	-	2,532

The estimated fair values of the Company's financial instruments are as follows:

			Quoted
	(Dollars in thousands)		Prices in
			Active
			Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets/Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Financial assets:
Cash and cash equivalents	$11,032	$11,032	$-	$11,032	$-
Investment securities	36,979	36,979	-	36,979	-
Other investment securities	859	859	-	-	859
Loans, net	143,603	147,596	-	-	147,596
Accrued interest receivable	403	403	-	-	403

Financial liabilities:
Noninterest-bearing deposits	$21,918	$21,918	$-	$21,918	$-
Interest-bearing deposits	157,526	154,761	-	154,761	-
Borrowed funds	6,202	6,202	-	6,202	-
Accrued interest payable	1,556	1,556	-	-	1,556

December 31, 2013
Financial assets:
Cash and cash equivalents	$15,004	$15,004	$-	$15,004	$-
Investment securities	34,630	34,630	-	34,630	-
Other investment securities	859	859	-	-	859
Loans, net	142,633	147,703	-	-	147,703
Accrued interest receivable	446	446	-	-	446

Financial liabilities:
Noninterest-bearing deposits	$20,539	$20,539	$-	$20,539	$-
Interest-bearing deposits	165,032	165,502	-	165,502	-
Borrowed funds	6,363	6,363	-	6,363	-
Accrued interest payable	1,935	1,935	-	-	1,935

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

Management Discussion and Analysis as of September 30, 2014

Overview. Citizens Independent Bancorp. Inc. (“Holding Company,” “Bancorp,” “we” or “our”) was organized under the laws of the State of Ohio in 1994 as the bank holding company for The Citizens Bank of Logan (“Citizens Bank” or “Bank”) under the Bank Holding Company Act of 1956, as amended. Bancorp and the Bank are sometimes collectively referred to herein as the Company. Holding Company is headquartered in Logan, Ohio, and offers a broad range of financial services through Citizens Bank, an Ohio chartered commercial bank. The Bank is currently regulated by the Federal Deposit Insurance Company and the Ohio Division of Financial Institutions. Holding Company is regulated by the Federal Reserve Bank of Cleveland.

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

In October 2012, the Bank entered into a publicly available Consent Order with the FDIC and a Written Agreement with the DFI (collectively referred to as the Orders) which contain a number of listed deliverables and filing deadlines. Significant among the required actions not yet met is the completion of a capital plan which will result in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its total assets at a minimum of 8.50% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. The completion of the Company’s capital campaign and subsequent investment in the Bank, along with earnings have increased the ratio of Tier 1 capital to total assets to 7.42% and the ratio of total capital to risk-weighted assets to 13.02%.

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

For the nine months ended September 30, 2014, the Company earned net income of $702 thousand or $1.33 per share, compared to net income of $679 thousand or $2.08 per share for the nine months ended September 30, 2013.

Key items affecting the Company’s results for the first nine months of 2014:

•	Net interest income decreased by $644 thousand year-over-year for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. For 2014, a $965 thousand decline in interest income was partially offset by a $321 thousand decrease in interest expense.
•	Non-interest income increased by $163 thousand to $1.285 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The period to period increase can be attributed to gains on the sale of repossessed assets totaling $477 thousand for the nine months ended in 2014.
•	Non-interest expense declined slightly for the nine months ended September 30, 2014 in comparison to the nine months ended September 30, 2013 with expenses of $5.802 million and $5.929 million respectively.
•	Non-performing loans were $7.6 million and $7.8 million respectively as of September 30, 2014 and December 31, 2013. The period over period activity primarily consisted of the pay-off of a $1.4 million credit and the orderly liquidation of another $2.0 million, offset by the addition of a five large credits totaling $2.7 million. Numerous lesser loans made up the remainder of the activity.
•	Gross loans increased $0.5 million or 0.3% to $147.5 million as of September 30, 2014 compared to $147.0 million as of December 31, 2013. The increase is the result of loan originations of $18.5 million offset by $18.0 million in principal reductions received during the first nine months of 2014.
•	Deposits decreased $6.2 million relative to year end balances with $179.4 million as of September 30, 2014 and $185.6 million as of December 31, 2013.
•	Shareholders’ equity at the Company increased $4.0 million or 71.9% to $9.7 million as of September 30, 2014 from the December 31, 2013 equity position. This increase was due to net proceeds from the sale of common stock of $3.2 million and net income of $702 thousand with an increase of $149 thousand in other comprehensive income resulting from the recognition in equity of an unrealized gain on the Company’s available for sale investment portfolio during the first nine months of 2014. As of September 30, 2014, $2.1 million of proceeds from the common stock issuance have been invested in the Bank. Tier I Leverage Capital and Total Risk Based Capital at the Bank were 7.42% and 13.03%, respectively, as of September 30, 2014 and 5.71% and 10.36% as of December 31, 2013. The Tier 1 Leverage Capital ratio is still under the 8.5% required under the Orders.

Comparison of Results of Operations for the Nine Months Ended September 30, 2014 and September 30, 2013

For the nine months ended September 30, 2014, the Company earned net income of $702 thousand, a $23 thousand increase from the $679 thousand net income reported as of September 30, 2013. The increase in profitability can primarily be attributed to a $377 thousand reduction in loan loss provision, an increase in non-interest income of $163 thousand, and a decrease in non-interest expense of $127 thousand, partially offset by a reduction of $644 thousand in net interest income during the nine months ended September 30, 2014 in comparison to the nine months ended September 30, 2013. Net interest income for the nine months ended September 30, 2014 was $5.033 million, a decrease of $644 thousand or 11.3% from the nine months ended September 30, 2013.

Distributution of Assets, Liabilities, and Shareholders' Equity
For the nine months ended September 30,

	(Dollars in thousands)
	2014			2013
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Earning Assets:
Loans receivable (1), (2)	$140,836	$5,699	5.40%	$161,320	$6,657	5.50%
Securities (3)	36,731	538	1.95%	41,075	555	1.80%
Fed Funds Sold	13,888	23	0.22%	7,599	12	0.21%
FHLB stock	859	26	4.04%	859	27	4.19%
Total interest-earning assets	192,314	6,286	4.36%	210,853	7,251	4.59%
Non-interest-earning assets	11,630			13,475
Total Assets	$203,944			$224,328

Interest-Bearing Liabilities
Interest-bearing deposits	163,649	912	0.74%	186,594	1,222	0.87%
Other borrowings	6,279	341	7.24%	6,490	352	7.23%
Total interest-bearing liabilities	169,928	1,253	0.98%	193,084	1,574	1.09%
Non-interest-bearing deposits	22,045			17,094
Total including non-interest-bearing demand deposits	191,973	1,253		210,178	1,574
Other non-interest liabilities	3,178			8,150
Total Liabilities	195,151			218,328
Shareholders' equity	8,793			6,000
Total liabilities and shareholders' equity	$203,944			$224,328
Net interest income; interest rate spread		$5,033	3.38%		$5,677	3.50%
Net interest margin			3.49%			3.59%
Average interest-earning assets to average interest-bearing liabilities			113.17%			109.20%

(1)	Loan fees are immaterial amounts
(2)	Non-accrual loans are included in average loan balance
(3)	Interest income for tax-exempt securities is not calculated on a tax-exempt basis

Interest income for the nine months ended September 30, 2014 was $6.3 million, a $965 thousand or 13.3% decrease from the $7.3 million earned during the nine months ended September 30, 2013. The yield on earning assets declined 23 basis points to 4.36% for the nine months ended September 30, 2014 from 4.59% for the nine months ended September 30, 2013. Interest income earned from the loan portfolio decreased $958 thousand or 14.4% to $5.7 million for the nine months ended September 30, 2014 from $6.7 million for the nine months ended September 30, 2013. The decrease in interest income from the loan portfolio can be attributed to both the $20.5 million decrease in average loans year-over year and a 10 bps decrease in the yield, which was 5.40% for the nine months ended September 30, 2014 versus 5.50% for the same period in 2013.

Interest income from the investment portfolio declined $17 thousand or 3.1% to $538 thousand for the nine months ended September 30, 2014 from $555 thousand for the nine months ended September 30, 2013. Average assets for the securities portfolio declined $4.3 million and the yield increased by 16 basis points. Securities purchases during the nine month period ending September 30, 2014 totaled $5.0 million par of U.S. Treasury securities with an average yield of 1.99% and an average duration of 3.7 years. There were no sales of investment securities during the nine month periods ending September 30, 2014 and no purchases of investment securities for the period ending September 30, 2013.

Interest expense for the nine months ended September 30, 2014 was $1,253 thousand, a $321 thousand or 20.4% decrease from the $1,574 thousand in interest expense for the nine months ended September 30, 2013. Interest expense for deposits declined $310 thousand or 25.4% to $912 thousand for the nine months September 30, 2014. Average balances of interest bearing deposits decreased by $23.0 million or 12.3%, declining to $163.6 million at September30, 2014 from $186.6 million at September 30, 2013.

Interest expense for other borrowings was $341 thousand for the nine months ended September 30, 2014 and $352 thousand for the nine months ended September 30, 2013.

Net interest margins continue to be under heavy pressure as higher yielding loans reprice downward, are refinanced at lower rates, or pay off early. During the first nine months of 2014, loans totaling $5.7 million have either repriced or refinanced at interest rates averaging 158 basis points below original rates. The Bank has continued to drive the composition of the loan portfolio towards variable rate loans as protection against rising interest rates. Management has decided to retain a larger percentage of mortgage loans in-house rather than selling to the secondary market. The loan mix resulting from holding these typically variable rate loans in portfolio will depress the net interest margin in the short term, but should be additive as interest rates rise and these loans begin to reprice. The loan portfolio currently consists of 67% variable rate loans. During the third quarter the Bank aggressively reduced interest rates paid on a large group deposit accounts and continues to monitor certificate of deposit rates versus our peers. Effects of these deposit cost initiatives are now being felt in the third quarter as extremely rate sensitive depositors exit the bank. Relatively higher priced certificates of deposit are approximately $9.9 million less than at December 31, 2013.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 and September 30, 2013

For the three months ended September 30, 2014, the Company earned net income of $203 thousand, a $3 thousand decrease from the $206 thousand net income reported for the three months ended September 30, 2013. The decrease can primarily be attributed to net interest income falling $89 thousand, non-interest income down $62 thousand, offset by reduced non-interest expenses of $148 thousand for the three months ended September 30, 2014 in comparison to the three months ended September 30, 2013. Net interest income for the three months ended September 30, 2014 was $1.759 million, a decrease of $89 thousand or 4.8% from the three months ended September 30, 2013.

Distributution of Assets, Liabilities, and Shareholders' Equity
For the three months ended September 30,

	(Dollars in thousands)
	2014			2013
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Earning Assets:
Loans receivable (1), (2)	$143,363	$1,968	5.49%	$149,138	$2,154	5.78%
Securities (3)	37,288	175	1.88%	36,900	182	1.97%
Fed Funds Sold	10,603	7	0.26%	13,001	7	0.22%
FHLB stock	859	9	4.19%	859	9	4.19%
Total interest-earning assets	192,113	2,159	4.49%	199,898	2,352	4.71%
Non-interest-earning assets	10,659			14,197
Total Assets	$202,772			$214,095

Interest-Bearing Liabilities
Interest-bearing deposits	162,163	285	0.70%	177,837	386	0.87%
Other borrowings	6,220	115	7.40%	6,431	118	7.34%
Total interest-bearing liabilities	168,383	400	0.95%	184,268	504	1.09%
Non-interest-bearing liabilities	21,925			20,502
Total including non-interest-bearing demand deposits	190,308	400		204,770	504
Other non-interest liabilities	2,797			3,754
Total Liabilities	193,105			208,524
Shareholders' equity	9,667			5,571
Total liabilities and shareholders' equity	$202,772			$214,095
Net interest income; interest rate spread		$1,759	3.54%		$1,848	3.62%
Net interest margin			3.66%			3.70%
Average interest-earning assets to average interest-bearing liabilities			114.09%			108.48%

(1)	Loan fees are immaterial amounts
(2)	Non-accrual loans are included in average loan balance
(3)	Interest income for tax-exempt securities is not calculated on a tax-exempt basis

Interest income for the three months ended September 30, 2014 was $2.2 million, a $193 thousand or 8.2% decrease from the $2.4 million earned during the three months ended September 30, 2013. The yield on earning assets declined 22 bps to 4.49% for the three months ended September 30, 2014 from 4.71% for the three months ended September 30, 2013. Interest income earned from the loan portfolio decreased $186 thousand or 8.6% to $1.968 million for the three months ended September 30, 2014 from $2.154 million for the three months ended September 30, 2013. The decrease in interest income from the loan portfolio can be attributed to both the $5.8 million decrease in average loans year-over-year and a 29 basis point decrease in the yield, which was 5.49% for the three months ended September 30, 2014.

Interest income from the investment portfolio declined $7 thousand or 3.8% to $175 thousand for the three months ended September 30, 2014 from $182 thousand for the three months ended September 30, 2013. Average assets for the securities portfolio increased $388 thousand and the yield decreased by 9 bps. There were no securities purchases during the three month period ending September 30, 2014. There were no sales of investment securities during the three month periods ending September 30, 2014 and no purchases or sales of investment portfolio securities for the three month period ending September 30, 2013.

Interest expense for the three months ended September 30, 2014 was $400 thousand, a $104 thousand or 20.8% decrease from the $504 thousand in interest expense for the three months ended September 30, 2013. Interest expense for deposits declined $102 thousand or 26.4% to $285 thousand for the three months September 30, 2014. Average balances of interest bearing deposits decreased by $15.7 million or 8.8%, declining to $162.2 million at September 30, 2014 from $177.8 million at September 30, 2013.

Interest expense for other borrowings was $115 thousand for the three months ended September 30, 2014 and $118 thousand for the three months ended September 30, 2013.

Non-Interest Income. Non-interest income, which consists primarily of fees and commissions earned on services such as deposits, credit cards, and ATMs that are provided to the Bank’s customers, and to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income, increased $163 thousand or 14.5% to $1.285 million for the nine months ended September 30, 2014 from $1.122 million for the nine months ended September 30, 2013. The period-over-period increase in non-interest income can primarily be attributed to gains of $477 thousand recognized from the sale of other repossessed assets during the first nine months of 2014. The following is a discussion of other significant year-over-year changes in other material non-interest income categories:

•	Income from service fees decreased $36 thousand or 9.4% to $347 thousand for the nine months ended September 30, 2014 from $383 thousand for the nine months ended September 30, 2013. The decrease can primarily be attributed to a $35 thousand period over period decrease in revenue from the Bank’s overdraft protection product.
•	Secondary market income on loans held for sale in the secondary market declined by $112 thousand for the nine months ended September 30, 2014. There were no bank funded loans sold in the first three quarters of 2014, versus gains of $112 thousand for the nine months ended September 30, 2013. The decline is due, in part, to a management decision to retain a larger percentage of mortgage loans in-house rather than selling to the secondary market.
•	Gains on sale of OREO properties totaled $477 thousand for the nine months ended September 30, 2014, an increase of $359 thousand from the nine months ended September 30, 2013. During the first nine months of 2014, the Company sold 25 properties with a carrying value of $2,068 thousand.
•	Other income declined $29 thousand or 12.3% during the first nine months of 2014 to $207 thousand. The decline can primarily be attributed to an $11 thousand decline in the net brokerage fees earned on loan sales and a $17 thousand decline in rental income received on OREO properties which have been sold in 2014.

For the three months ended September 30, 2014 non-interest income decreased by $62 thousand, or 14.0%. The period-over-period decrease in non-interest income can primarily be attributed to a $63 thousand decline in gains recognized on the sale of loans held for sale. The following is a discussion of other significant year-over-year changes in other material non-interest income categories:

•	Income from service fees decreased $7 thousand or 5.5% to $121 thousand for the three months ended September 30, 2014 from $128 thousand for the three months ended September 30, 2013. The decrease can primarily be attributed to an $8 thousand period over period decrease in revenue from the Bank’s overdraft protection product.
•	Secondary market income on loans held for sale in the secondary market declined by $63 thousand for the three months ended September 30, 2014. There were no bank funded loans sold in the third quarter of 2014, versus gains of $63 thousand for the three months ended September 30, 2013. The decline is due, in part, to a management decision to retain a larger percentage of mortgage loans in-house rather than selling to the secondary market.
•	Gains on sale of OREO properties totaled $106 thousand during the three months ended September 30, 2014 versus a gain of $114 thousand during three months ended September 30, 2013. During the three month period ended September 30, 2014 the Company sold 6 properties with carrying values of $115 thousand.
•	Other income increased $9 thousand or 15.8% during the three month period ending September 30, 2014 to $66 thousand. Mortgage broker commissions, earned on the sale of loans funded by the purchasing entity, and income earned on the rental of REO properties accounted for the increase.

Non-Interest Expense. Non-interest expense, which consists primarily of personnel, occupancy, equipment and other operating expenses, decreased by $127 thousand, or 2.1%, for the nine month periods ended September 30, 2014 and September 30, 2013. The decrease is primarily attributable to changes in only a few categories. The following is a discussion of significant year-over-year changes for other material non-interest expense categories:

•	Salary and benefit expense declined by $176 thousand or 6.4% to $2.6 million for the nine months ended September 30, 2014 relative to the nine months ended September 30, 2013 reflecting the savings realized from reductions in personnel and a change in the Bank’s policy towards employee paid time off.
•	Net occupancy and equipment expense was flat with that of the comparable prior period decreasing by $3 thousand during the nine months ended September 30, 2014 as higher maintenance costs were offset by lower equipment depreciation expense.
•	Expenses on other real estate owned were $188 thousand greater for the nine months ended September 30, 2014 relative to the period ended September 30, 2013 as expenses of $86 thousand have been realized in 2014 to adjust the carrying value of OREO properties to their net realizable value
•	Legal and professional fees were down $122 thousand or 30.7% for the nine month period in 2014 versus that of 2013 as the Bank aggressively resolves problem assets.

Non-interest expense, which consists primarily of personnel, occupancy, equipment and other operating expenses, was down slightly for the three month periods ended September 30, 2014 relative to September 30, 2013. The decrease of $148 thousand or 7.1% is primarily attributable to changes in several expense categories, but most especially in legal fees. The following is a discussion of significant year-over-year changes for other material non-interest expense categories:

•	Salary and benefit expense declined by $9 thousand or 1.0% to $860 thousand for the three months ended September 30, 2014 relative to the three months ended September 30, 2013 reflecting reductions in personnel instituted by the Bank and a change in the policy towards employee paid time off.
•	Net occupancy and equipment expenses decreased by $52 thousand or 18.6% during the three months ended September 30, 2014 as depreciation expenses decreased year over year by $21 thousand and reduced lease payments on in-store branches negotiated during the second quarter of 2014 contributed to a $14 thousand reduction in those expenses.

•	Expenses on other real estate owned were $9 thousand greater for the three months ended September 30, 2014 relative to the period ended September 30, 2013. During the quarter ended September 30, 2014, expenses of $12 thousand were required to adjust the carrying value of other real estate owned properties to net realizable value.
•	Legal and professional fees were $179 thousand less in the three month period ended September 30, 2014 relative to the three month period ended September 30, 2013 as expected legal fees through the end of the year allowed for a reduced legal expense accrual.
•	Expenses associated with examinations and audits increased by $80 thousand, or 190.5%, for the three month period ending September 30, 2014 versus the comparable period in 2013. These expenses included additional fees and expenses related to SEC registration.

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

The major component of the allowance for loan losses is the general reserve based on the guidance of ASC 450 wherein the homogeneous groups of loan are evaluated based upon the Bank’s loss history for that particular group over the prior 36 months. Based upon this guidance and the actual level of charge-offs during the 36 month lookback period, the general reserve requirement has fallen substantially during the nine month period from 1.96% at December 31, 2013 to 1.85% at June 30, 2014 to 1.69% at September 30, 2014.

Environmental factors are also considered in the calculation of allowance for loan and lease losses. For this measure eleven separate environmental factors are examined which are discussed in further detail in the allowance for loan loss section following. At the end of the second quarter, the environmental factor had fallen from 27 basis points at December 31, 2013 to 21 basis points where they remain at the conclusion of the third quarter, 2014.

The recovery of excess allowance for loan and lease losses during the second quarter resulted in a credit balance of $186 thousand in loan loss provision expense through the three quarters ended September 30, 2014 versus provisions for loan losses totaling $191 thousand in expense for the three quarters ended September 30, 2013.

There was no provision expense recorded in the three month periods ending September 30, 2014 or that ending September 30, 2013.

Management considers the allowance for loan losses at September 30, 2014 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Company financial condition and results of operations. Prior to the fiscal year end at December 31, management will work with the Board of Directors to determine whether any additional portion of the allowance for loan and lease losses should be recaptured.

Changes in Condition from December 31, 2013 to September 30, 2014.

Overview. Total assets decreased $2.8 million to $198.1 million on September 30, 2014 from $200.9 million on December 31, 2013.

Loan Portfolio. Gross loans have increased $0.5 million or 0.3% to $147.5 million as of September 30, 2014 from a balance of $147.0 million on December 31, 2013. The increase is the net effect of new origination activity totaling $18.5 million, and $18.0 million of principal reduction for the first nine months of 2014. Principal reductions also included loan charge-offs of $0.6 million and transfers to OREO totaling $0.7 million. The new originations were primarily consumer mortgage loans ($8.1 million or 43.6%) and commercial real estate ($6.7 million or 35.9% of originations) and secured, titled consumer loans ($3.2 million or 17.5% of the total periods originations). The emphasis on consumer lending is part of a strategic initiative to re-balance the loan portfolio to be more equally weighted between commercial and consumer loans. This trend is expected to continue for the remainder of 2014 and is incorporated into the 2014 budget. As of September 30, 2014, consumer mortgage loans totaled $38.6 million or 26.2% of gross loans versus $34.0 million or 23.1% of gross loans at December 31, 2013.

Loan Portfolio Distribution

	(Dollars in thousands)
	September 30,	December 31,
	2014	2013

Commercial	$87,860	$91,590
Real estate	38,611	33,997
Consumer	21,002	21,430
	$147,473	$147,017

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

Other Borrowings Borrowed funds totaled $6.2 million as of September 30, 2014, a $161 thousand or 2.5% decrease from the December 31, 2013 balance. The borrowings consist of three loans to the Bancorp from outside creditors. The loans must be repaid from Bancorp cash. Per the Consent Order with the FDIC, the Bank is not permitted to make any forms of payments to Bancorp. As of September 30, 2014, Bancorp’s cash position was $1.2 million.

	Balance of Loan as of 09/30/14	Interest Rate	Frequency of Payments	Status	Maturity Date

Description
Loan 1	$ 5,000,000	8.00%	Monthly	Interest Only	12/29/2015
Loan 2	$ 692,137	4.75%	Monthly	Amortizing	11/21/2019
Loan 3	$ 509,605	4.25%	Monthly	Amortizing	6/26/2019

No FHLB borrowings were outstanding as of September 30, 2014 or December 31, 2013. The Bank had an approved FHLB line-of-credit of $16.6 million as of September 30, 2014. In addition, the Company has collateralized federal fund lines of $5.0 million with the FRB and $1.0 million with Great Lakes Bankers Bank. Neither line was drawn upon as of September 30, 2014. The FHLB line is secured via the pledge of mortgage loans totaling $27.9 million, the Federal Reserve federal fund line is secured via the pledge of $8.0 million of automobile loans and the Great Lakes Bankers Bank line is secured via the pledge of cash.

Federal Income Taxes

At September 30, 2014, the Company has federal net operating loss carryforwards of approximately $9.8 million. These carryforwards, comprising the majority of the deferred tax asset, will begin to expire in 2031.

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Given substantial losses in prior periods, a determination was previously made to record a full valuation allowance against the deferred tax asset. With the current trends of profitability, management is analyzing the deferred tax asset and anticipates the valuation allowance may be adjusted in the near future.

Concentrations of Credit Risk. Financial institutions such as Citizens Bank generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. The Bank’s loan portfolio is concentrated geographically in central Ohio. Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for income generating property totaled $27.1 million at September 30, 2014, which represents 18.4% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 6.6% at September 30, 2014 with 54.0% of the total made up of a single credit. Management has also identified sub-prime loans (less than a 660 credit score) and unsecured loans as concentrations. As of September 30, 2014, loans to sub-prime borrowers totaled $11.4 million (7.7% of total portfolio), with 4.4% of these credits 30 days or more past due. In addition, unsecured loans totaled $4.8 million as of September 30, 2014, or 3.2% of the loan portfolio, with a delinquency rate, which is any loan 30 days or more past due, of 1.2% at September 30, 2014.

Liquidity and Capital Resources. The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash provided by (used in) operating activities was $367 thousand and $469 thousand for the first nine months of 2014 and 2013. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of gain on the sale of other real estate owned, provision for loan losses, depreciation expense and increases and decreases in other assets and liabilities.

The primary investing activity of the Bank is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities and sale of OREO.

In considering the more typical investing activities, during the first nine months of 2014, $2.5 million of cash was generated from sale of other real estate owned and $1.6 million was used to fund the increase in the loan portfolio. During the first nine months of 2013, $6.5 million was generated from the combination of maturity, pay-downs, or calls of available-for-sale investment securities and $15.4 million was generated from the maturity, pay-downs, or prepayments of loans within the Company’s loan portfolio. During the nine month period ended September 30, 2014 securities purchases consisted of $5.1 million of U.S. Treasury securities with an average yield of 1.99% and average duration of 3.7 years. No securities were purchased during the first nine months of 2013.

Financing activities decreased cash balances by a net total of $3.1 million during the nine month period ended September 30, 2014. Reductions in deposit balances removed $6.1 million from the Bank while proceeds from the issuance of the Bancorp’s common stock totaled $3.2 million after costs.

For the first nine months of 2014, total deposits declined $6.1 million, or 3.3%, from the balance at December 31, 2013. For the same period in 2013, total deposits decreased by $15.5 million or 7.4%. For additional information about cash flows from the Bank’s operating, investing and financing activities see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are no matters required to be reported under this item.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2014.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

FORM 10-Q

Quarter ended September 30, 2014

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Citizens Independent Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Citizens Independent Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS INDEPENDENT BANCORP, INC.
(Registrant)

Date: November 13, 2014	/s/ Donald P. Wood

Donald P. Wood
President and Chief Executive Officer

Date: November 13, 2014	/s/ James Livesay
James Livesay SVP and Chief Financial Officer

