Form 10-K
period 2014-12-31
Citizens Independent Bancorp, Inc.
filed 2015-03-17
CIK 1553830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 333-191004

CITIZENS INDEPENDENT BANCORP, INC.

(Exact name of registrant as specified in its charter)

OHIO	31-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

188 West Main Street Logan, OH	43138
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Based on the closing book price of the registrant’s common shares as of June 30, 2014, the aggregate value of the voting common shares held by non-affiliates was $8,454,000.

As of March 13, 2015, 623,467 shares of the registrant’s no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

INDEX

FORM 10-K

i

PART I

ITEM 1 — DESCRIPTION OF BUSINESS

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

The Bank operates through its home office, located at 188 West Main Street, Logan, Ohio 43138, and five branch offices located in Athens and Hocking Counties in Ohio and a loan production office located in Fairfield County, Ohio. We seek to deliver exceptional quality service while providing innovative products. Our priority has been, and continues to be, to create shareholder value by establishing an attractive commercial banking franchise and providing valuable service through relationship-oriented employees who are committed to the communities that we serve and to building lasting customer relationships.

During 2014, the Bank legally dissolved its two subsidiaries. Citizens Independent Mortgage Company, an Ohio corporation, and Citizens Travel Center LLC, a travel agency organized as an Ohio limited liability company that was closed in 2013.

As of December 31, 2014, the Company had consolidated net assets of $201.8 million, total loans (net of allowance for loan losses, referred to as “net loans”) of $142.6 million, total deposits of $178.0 million, and shareholders’ equity of $14.8 million.

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

The Bank currently offers banking services of traditional, independent community banks including demand deposit accounts, savings accounts, and certificates of deposit. The Bank’s loans are for any legitimate purpose, which includes commercial and industrial loans, real estate loans, including commercial income-producing real estate loans, construction and development loans, residential real estate loans, and consumer loans. Consumer loans offered include loans for the purpose of purchasing automobiles, recreational vehicles, personal residences, household goods, home improvements, or for educational needs. The Bank’s business is not seasonal in any material respect.

The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower’s market or industry segment. Attributes of the relevant business market or industry segment include the competitive environment, customer and supplier power, threat of substitutes, and barriers to entry and exit. Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio.

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

As of December 31, 2014, less than 3.4% of our total loan portfolio was unsecured, representing loans made to borrowers considered to be of sufficient financial strength to merit unsecured financing. As of December 31, 2014, approximately 32.0% of our total portfolio was fixed rate loans and approximately 68.0% of our total portfolio was variable rate loans.

Commercial and Industrial Loans.  Our lending activities focus primarily on providing small- and medium-sized businesses, agricultural businesses, and farms in our market area with commercial business loans. These loans are both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, equipment and machinery, lines of credit collateralized by inventory, and accounts receivable, as well as any other purposes considered appropriate by our executive management. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash. Typically, we make equipment loans for a term of three to five years at fixed or variable interest rates with the loan amortized over the term. Equipment loans are generally secured by the financed equipment at advance ratios that we believe are appropriate for the equipment type.

In our credit underwriting process, we carefully evaluate the borrower’s industry, operating performance, liquidity, and financial condition. We underwrite credits based on multiple repayment sources, including operating cash flow, liquidation of collateral, and guarantor support, if any. As of December 31, 2014, approximately 78.8% of our commercial and industrial loans were secured and a significant portion of those loans were supported by personal guarantees. We closely monitor the operating performance, liquidity and financial condition of borrowers through analysis of periodic financial statements and meetings with the borrower’s management. As part of our credit underwriting process, we also review the borrower’s total debt obligations on a global basis.

Commercial Real Estate Loans.  We make commercial real estate loans, or CRE loans, on income-producing properties. The primary collateral for CRE loans is a first lien mortgage on multi-family, office, warehouse, hotel, or retail property plus assignments of all leases related to the properties. Our CRE loans generally have maturity dates and amortization schedules of 15 to 25 years, nearly all with floating rates of interest. We seek to reduce the risks associated with commercial mortgage lending by focusing our lending in our target markets and obtaining financial statements, tax returns or both from borrowers and guarantors at regular intervals. In underwriting CRE loans, we consider the borrower’s financial strength, cash flow, liquidity, and credit. In the event there is more than one borrower on the loan, we analyze global cash flow of all borrowers.

We also make construction and land development loans generally to local builders, developers, or persons who will ultimately not occupy the property being developed. We have no loans to national developers. Our construction and land development loans are intended to provide interim financing on the property and the principal amounts are based on percentages of the cost or as-completed appraised value of the property securing the loans. Additionally, when underwriting the loan, we consider the operating performance, liquidity, financial condition, and the reputation of the borrower and any guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates, and pre-construction sale information. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically does not exceed regulatory guidelines. Construction and land development loan funds are disbursed periodically at pre-specified stages of completion of construction and only after the project has been inspected by an experienced construction lender or third-party inspector. We carefully monitor these loans with on-site inspections and by closely monitoring disbursements.

CRE loans are secured by business and commercial properties. Typically our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well. As of December 31, 2014, we had $74.4 million in CRE loans outstanding, comprising approximately 50.8% of our total loan portfolio.

Residential Real Estate Loans.  Our lending activities include the origination of first and second lien loans, including home equity line of credit loans, secured by residential real estate that is located primarily in our target markets. These customers would primarily include branch and retail banking customers. Typically our loan-to-value benchmark for these loans is below 90% at inception, with satisfactory debt-to-income ratios as well. As of December 31, 2014, we had a total of $38.8 million in outstanding residential real estate loans, comprising 26.5% of our total loan portfolio.

Personal Loans and Credit.  We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats, and other recreational vehicles and the making of home improvements and personal investments. At December 31, 2014, we had $19.7 million in personal loans, which represented 13.4% of total loans.

Deposit Generation.  We generate deposits primarily through offering a broad array of deposit products to individuals, businesses, associations, financial institutions and government entities in our geographic market. We generally seek a full banking relationship from our lending customers. This often includes encouraging a new customer to consider both business and personal checking accounts and other deposit services. Our deposit services include checking, savings, and money market accounts, certificates of deposit, direct deposit services, and telephone and internet banking. As of December 31, 2014, the Bank had total deposits of $178.0 million.

Stock Offering

On October 25, 2013, we commenced an offering for the sale of up to 369,754 of our common shares, without par value, at a subscription price of $15.39 per share (up to $5,690,514), which subscription price was intended to be equal to 90% of the book value per share of the Company on September 30, 2013. This price was later amended to $14.49 per share. The offering had two components, a rights offering, which expired on January 31, 2014, followed by a public offering which expired on June 25, 2014. Pursuant to the terms of the offering, if the Company would not have received aggregate subscriptions for at least $2,500,000 in the rights offering and the public offering before the expiration of the public offering (the “Minimum Subscription Condition”), the offering would be terminated, all subscriptions would be rejected and all subscription amounts received in the rights offering and the public offering would be returned to the subscribers.

Rights Offering

In the rights offering, for each of our common shares held by a shareholder on October 21, 2013, the record date of the rights offering, the shareholder received a subscription right to purchase one of our common shares at the $15.39 per share subscription price (later amended to $14.49 per share). In addition, for each two shares purchased by a shareholder in the rights offering, the Company issued to the shareholder, for no additional consideration, a warrant entitling the shareholder to purchase, upon exercise of the warrant, one additional common share. The exercise price of each warrant share is equal to 90% of the book value of a common share as reflected on the books of the Company on the last day of the month prior to the warrant exercise date. The warrant, exercisable until June 25, 2016, may be exercised only by payment of the warrant exercise price in cash and is non-transferable.

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

At the close of the public offering, the Company had sold and issued a total of 238,057 shares of common stock with 119,003 accompanying warrants. As of March 13, 2015, 11,367 warrants have been exercised and an additional 11,367 shares of common stock have been issued.

Employees

Bancorp does not have any employees. As of December 31, 2014, the Bank had approximately 60 full-time employees and 7 part-time employees. The future success of the Bank depends, in part, on its ability to attract, retain, and motivate highly qualified management and other personnel, for whom competition is intense. The Bank believes that its employees are critical to the success of the institution. The Bank provides group health, dental, life, and disability insurance for its employees. The Bank’s employees are not represented by a collective bargaining agreement and the Bank has never experienced a strike or similar work stoppage. The Bank considers its relationship with its employees to be satisfactory.

Market

We consider our primary market area to be Hocking and Athens Counties, Ohio. The Bank serves this market through four full service locations, which include the Bank’s main office located at 188 West Main Street, Logan, Hocking County, Ohio, two limited service locations, and a loan production office located in Fairfield County, Ohio. The principal economic activities in the Bank’s market area include manufacturing, the service sector for local universities, tourism, construction, healthcare, retailing, and food services.

Competition

Competition in originating non-residential mortgage and commercial loans comes mainly from commercial banks with banking center offices in the Company’s market area. Competition for the origination of mortgage loans arises mainly from savings associations, commercial banks, and mortgage companies. The distinction among market participants is based on a combination of price, the quality of customer service and name recognition. The Company competes for loans by offering competitive interest rates and product types and by seeking to provide a higher level of personal service to borrowers than is furnished by competitors. The Bank has a significant market share of the lending markets in which it conducts operations.

Management believes that the Bank’s most direct competition for deposits comes from local financial institutions. The distinction among market participants is based on price and the quality of customer service and name recognition. The Bank’s cost of funds fluctuates with general market interest rates. During certain interest rate environments, additional significant competition for deposits may be expected from corporate and governmental debt securities, as well as from money market mutual funds. The Bank competes for conventional deposits by emphasizing quality of service, extensive product lines and competitive pricing.

Supervision and Regulation

Bancorp and the Bank are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the FDIC’s Deposit Insurance Fund and the banking system as a whole and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary, and other customers, as well as the FDIC’s Deposit Insurance Fund. They also may restrict Bancorp’s ability to repurchase its common shares or to receive dividends from the Bank and impose capital adequacy and liquidity requirements.

Bancorp is registered with the FRB as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a bank holding company, Bancorp is subject to regulation under the Bank Holding Company Act and to inspection, examination, and supervision by the FRB.

The Bank, as an Ohio commercial bank, is subject to regulation, supervision, and examination by the DFI and FDIC.

The following information describes selected federal and state statutory and regulatory provisions and is qualified in its entirety by reference to the full text of the particular statutory or regulatory provisions. These statutes and regulations are continually under review by the United States Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations, or regulatory policies applicable to Bancorp and the Bank could have a material effect on their respective businesses.

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

With some exceptions, bank holding companies are prohibited from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve regulations or order, are deemed to be closely related to the business of banking or of managing or controlling banks.

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits a qualifying bank holding company to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company. Bancorp is not a financial holding company.

Each subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on the maintenance of reserves against deposits, extensions of credit to the bank holding company or any of its subsidiaries, investments in the shares or other securities of the bank holding company or its subsidiaries, and the taking of such shares or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property, or furnishing of any services. Various consumer laws and regulations also affect the operations of these subsidiaries.

Transactions with Affiliates, Directors, Executive Officers, and Shareholders.  Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W generally:

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate;
•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates; and
•	require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

An affiliate of a bank is any company or entity which controls, is controlled by, or is under common control with the bank. The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate, and other similar types of transactions.

A bank’s authority to extend credit to executive officers, directors, and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the FRB. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

Regulation of Ohio Banks.  Regulation by the DFI affects the internal organization of Citizens Bank, as well as its depository, lending, and other investment activities. Periodic examinations by the DFI are usually conducted on a joint basis with the FDIC. Ohio law requires that Citizens Bank maintain federal deposit insurance as a condition of doing business. The ability of Ohio chartered banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC.

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

Insurance of deposits may be terminated by the FDIC upon a finding that the insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition enacted or imposed by the institution’s regulatory agency.

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

Prior to January 1, 2015, the guidelines included a minimum for the ratio of total capital to risk-weighted assets of 8%, with at least half of the ratio composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets (known as “Tier 1” risk-based capital). The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or “leverage ratio,” of 3% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other bank holding companies.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations. Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including Bancorp and the Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5 percent, (b) a Tier 1 capital ratio of at least 6.0 percent, rather than the former 4.0 percent, (c) a minimum total capital ratio that remains at 8.0 percent, and (d) a minimum leverage ratio of 4%.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). The deductions phase in from 2015 through 2019.

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Some of the risk weightings have been changed effective January 1, 2015.

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016, at .625%.

In addition to the capital adequacy requirements set forth above, every financial institution is classified into one of five categories based upon the institution’s capital ratios, the results of regulatory examinations of the institution and whether the institution is subject to enforcement agreements with its regulatory authorities. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A bank with a capital level that might qualify for well-capitalized or adequately-capitalized status may nevertheless be treated as though the bank is in the next lower capital category if the bank’s primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment. A bank’s operations can be significantly affected by its capital classification under the prompt corrective action rules. For example, a bank that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval. At each successively lower capital category, an insured depository institution is subject to additional restrictions. Undercapitalized banks are required to take specified actions to increase their capital or otherwise decrease the risk to the federal deposit insurance fund. Bank regulatory agencies generally are required to appoint a receiver or conservator within 90 days after a bank becomes critically undercapitalized.

Effective January 1, 2015, in order to be “well-capitalized,” a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.

Dividends and Distributions.  Shareholders of an Ohio corporation are entitled to dividends when, as, and if declared by the corporation’s board of directors. Bancorp’s ability to obtain funds for the payment of dividends and for other cash requirements depends on the amount of dividends that may be paid by the Bank to Bancorp. Under Ohio law, a dividend may be declared by a bank from surplus, meaning additional paid-in capital, with the approval of (x) the DFI and (y) the holders of two-thirds of the bank’s outstanding shares. Superintendent approval is also necessary for payment of a dividend if the total of all cash dividends in a year exceeds the sum of (i) net income for the year and (ii) retained net income for the two preceding years. The FDIC also may restrict the Bank’s ability to pay a dividend if the FDIC has reasonable cause to believe that the payment of the dividend would constitute an unsafe and unsound practice.

The Federal Reserve expects Bancorp to serve as a source of strength to the Bank, which may require Bancorp to retain capital for further investment in the Bank rather than pay dividends to the Bancorp shareholders. The Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retentions appears to be consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Under certain circumstances, a bank holding company is required by such policy statement to provide advance notice to the Federal Reserve before paying a dividend.

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

Patriot Act.  In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) was signed into law in October 2001. The Patriot Act gives the United States government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures, and controls designed to detect and report suspicious activity. Citizens Bank has established policies and procedures that are believed to be compliant with the requirements of the Patriot Act.

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

Among the provisions already implemented that have or may have an effect on Bancorp or its subsidiary are the following:

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

As many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making, the ultimate effect on Bancorp and its subsidiary cannot yet be determined. However, the implementation of certain provisions have already increased compliance costs and the implementation of future provisions will likely increase both compliance costs and fees paid to regulators, along with possibly restricting the operations of Bancorp and Citizens Bank.

Volcker Rule.  In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future, or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. Government, agency, and/or municipal obligations, and it accepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase, and securities lending agreements and risk-mitigating hedging activities.

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

Regulatory Matters.  Under applicable laws, the FDIC and the DFI, as the Bank’s primary regulators, and the FRB, as Bancorp’s primary federal regulator, have the ability to impose substantial sanctions, restrictions, and requirements on us if they find, upon examination or otherwise, weaknesses with respect to our operations.

Based on the FDIC’s January 3, 2011 examination of Citizens Bank, the FDIC determined on May 3, 2011 that the Bank is in “troubled condition” within the meaning of federal statutes and regulations. As a result, certain limitations and regulatory requirements apply to the Bank, including but not limited to, prior approval of changes to senior executive management and directors and the payment of, or the agreement to pay, certain severance payments to officers, directors and employees. On June 11, 2011, the Bank entered into a Consent Order with the FDIC that was replaced by a revised Consent Order on October 23, 2012 (the “2012 Consent Order”). Further, the Bank entered into a written agreement with the DFI on July 6, 2011. This agreement was subsequently replaced with the DFI 2012 Agreement dated October 31, 2012 (the “DFI 2012 Agreement”). The 2012 Consent Order and DFI 2012 Agreement are nearly identical, and require the Bank to, among other things:

•	retain qualified management, including, at a minimum, a new chief financial officer with proven ability and experience in a bank of comparable size;
•	obtain approval of the FDIC and DFI prior to appointment of any senior executive officer or new director;
•	hold meetings of the Board of Directors no less frequently than monthly;
•	increase the Board of Directors’ participation in the affairs of the Bank;
•	add two new directors to the Board of Directors who are independent from the Bank and have senior level banking experience;
•	prepare and implement a written policy covering expense reimbursements to directors, officers, and employees;
•	within 120 days, achieve and maintain Tier 1 Leverage Capital equal to at least 8.5% of total assets, and Total Risk Based Capital equal to at least 11.5% of risk-weighted assets;
•	prepare and implement a capital plan to comply with Tier 1 capital requirements, including a plan to seek a merger partner should the Company be unable to generate adequate capital to meet requirements established by the regulators;
•	subject to certain exceptions, not extend additional credit to any borrower whose loan with the Bank has been charged-off or adversely classified as “Loss”, “Substandard”, or “Doubtful”;
•	charge-off all assets classified “Loss”;
•	prepare and implement a written plan to reduce the Bank’s risk exposure to each asset in excess of $250,000 which is more than 90 days delinquent or adversely classified as “Substandard” or “Doubtful”;
•	within 90 days, adopt and implement written lending and collection policies to address issues raised in the examination of the Bank related controls and procedures of the Bank’s lending function;
•	within 60 days, adopt and implement a written plan to reduce the loan concentration of credit identified in the examination of the Bank, and include procedures to restrict the creation of new concentrations and ensure that commercial unsecured lending does not exceed 80% of Tier 1 Capital and that total unsecured lending does not exceed 125% of Tier 1 Capital;
•	not declare or pay any dividends without prior FDIC and DFI approval;
•	not accept, renew, or rollover any brokered deposits without a specific waiver from the FDIC;
•	within 30 days, develop and implement a profit and budget plan for all categories of income and expense for calendar years 2012 and 2013;
•	within 60 days, eliminate and/or correct all violations of law, rule, and regulations identified in the examination;
•	within 90 days, develop and submit for FDIC and DFI approval a written contingency plan to address recommendations made in the examination, and upon FDIC approval, implement the plan;

•	within 90 days from the effective date of the 2012 Consent Order, develop and submit for FDIC approval a policy and procedure for managing the Bank’s sensitivity to interest rate risk; and
•	provide the regulators with written progress reports within 30 days of the end of each calendar quarter while the 2012 Consent Order is effective detailing the results of actions taken to comply with the 2012 Consent Order.

The Bank has taken the following actions in response to the 2012 Consent Order and DFI 2012 Agreement:

•	identified, secured FDIC and DFI approval, and hired a new Chief Financial Officer;
•	ensured that directors are well qualified and actively participate in the affairs of the Bank, holding meetings at least once per month;
•	revised and approved policies addressing expense reimbursements, sensitivity to interest rate risk and lending/collection;
•	implemented controls to limit the extension of credit to adversely rated relationships;
•	implemented written plans to reduce exposure to adversely rated loans, to reduce concentrations of credit, and to address liquidity contingencies;
•	established a profit and budget plan for 2015 approved by the Board of Directors.;
•	complied with all restrictions and corrected violations of laws and regulations to the extent possible; and
•	inform banking regulators of progress with quarterly written reports and other correspondence as requested.
•	management and the Board of Directors believe that appropriate actions have been taken to comply with the requirements of the 2012 Consent Order and DFI 2012 Agreement that have reached the required completion date (with the exception of Tier I Capital requirements), and will continue working to resolve all remaining items.

On April 5, 2013, the Bank entered into a memorandum of understanding with the FDIC (the “FDIC 2013 MOU”), which requires the Bank to, among other things:

•	ensure its compliance officer is held accountable for the duties assigned and provide appropriate support to effectively oversee the Bank’s compliance management system;
•	provide training to the compliance officer to assure adequate knowledge;
•	allocate adequate resources to administer the Bank’s compliance management system;
•	require the compliance officer to report directly to the Board each month;
•	correct violations listed in the report of examination;
•	implement a more comprehensive compliance policy;
•	enhance written compliance related policies and procedures;
•	implement effective monitoring of compliance with adopted policies and laws;
•	hold employees accountable for following adopted policies, procedures, and regulatory requirements;
•	establish follow up procedures to verify that corrective actions were implemented; and
•	establish an effective audit program.

The Bank has completed all actions and submitted all progress reports required by the FDIC 2013 MOU.

On July 5, 2011, the Company entered into a memorandum of understanding with the FRB (the “FRB 2011 MOU”). The FRB 2011 MOU prohibits the Company from:

•	declaring or paying cash dividends without the prior written approval of the FRB;
•	taking dividends or any other form of payment representing a reduction in the Bank’s capital without the prior written approval of the FRB;
•	incurring, increasing, or guaranteeing any debt without the prior written approval of the FRB; or
•	purchasing or redeeming any shares without the prior written approval of the FRB.

The DFI 2012 Agreement, FDIC 2013 MOU, and FRB 2011 MOU (collectively, the “Informal Agreements”) are informal administrative actions that are not disclosed to the public. The 2012 Consent Order is a public document, and a copy is available from the FDIC’s website at www.fdic.gov. The 2012 Consent Order will remain in effect until terminated, modified, or suspended by the FDIC.

The regulatory restriction against the use of brokered deposits has not materially impacted Bank operations and is not expected to do so in the near future. The Bank has been able to identify alternate sources of liquidity that management believes will be sufficient for near term funding requirements. As of December 31, 2014, the Bank had a single brokered deposit totaling $3 million with a maturity date of March 23, 2015.

ITEM 1A — RISK FACTORS

The Company is subject to risks inherent to its business. The material risks and uncertainties that management believes affect the Company are described below. These risks are not all inclusive. Additional risks and uncertainties that management is not aware of, focused on, or currently deems immaterial may also impair the Company’s business operations.

Failure to comply with the 2012 Consent Order or informal agreements could result in additional regulatory enforcement action, including the imposition of additional restrictions. Regulators could also instruct us to seek a merger partner.

Generally, these requirements are lifted only after subsequent examinations demonstrate compliance with the regulatory action. As a result of any additional administrative action, we may be required to alter certain aspects of our operations, in some cases in a manner that management and the Board of Directors might otherwise deem to be opposed to the best interests of our shareholders. If we fail to comply with these regulatory orders, we could become subject to additional regulatory enforcement actions. If we continue to fail to meet all of the capital requirements our regulators could force us to seek a merger partner.

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

Our capital levels currently do not comply with all of the higher capital requirements required by the 2012 Consent Order or DFI 2012 Agreement.

Under the 2012 Consent Order and DFI 2012 Agreement, the FDIC and DFI required the Bank to raise its Tier 1 Leverage Capital ratio to 8.5% and its Total Risk Based Capital ratio to 11.5% by February 20, 2013. The Bank has met the Total Risk Based Capital requirement with a ratio of 13.4% at December 31, 2014. The Tier 1 Leverage Capital ratio remains below the target level with a value of 8.1% at December 31, 2014. Approximately $0.8 million in additional capital based on assets at such date would be needed to meet these requirements. We currently do not have any capital available to invest in the Bank. As of March 13, 2015 there are 107,636 warrants for the purchase of common stock outstanding. Exercise of these warrants at 90% of the December 31, 2014 closing book value would raise an additional $2.7 million, which could be invested in the Bank. Any further increases to our allowance for loan losses, additional deterioration of our other real estate owned portfolio, and operating losses would negatively impact our capital levels and make it more difficult to achieve the capital level directed by the FDIC and DFI. As a result, there is no assurance that we will not need to raise additional capital in the near future to provide the capital required to meet the regulators’ requirements and provide liquidity for Bancorp.

If we raise additional capital by issuing equity securities, the percentage ownership of our existing shareholders may be reduced, and accordingly these shareholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences, and privileges senior to those of our common shares.

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

In addition to the requirements of the 2012 Consent Order and Informal Agreements, Bancorp is subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change.

There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. Such changes could subject us to additional costs, limit the types of financial services and products Bancorp may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. A number of the provisions significantly impacted the ways in which banks and bank holding companies, including Bancorp and Citizens Bank, do business. For example, the Dodd-Frank Act changed the assessment base for federal deposit insurance premiums by modifying the deposit insurance assessment base calculation to equal a depository institution’s consolidated assets less tangible capital and permanently increases the standard maximum amount of deposit insurance per customer to $250,000. The Dodd-Frank Act created the Consumer Financial Protection Bureau as a new agency empowered to promulgate new and revise existing consumer protection regulations which may limit certain consumer fees or otherwise significantly change fee practices. The Dodd-Frank Act also imposed more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital.

Further changes pursuant to the Dodd-Frank Act are expected and will require interpretation and rule making by federal regulators. Bancorp is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on Bancorp cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse effect on Bancorp’s operating results and financial condition.

The implementation of new additional laws or regulatory actions such as the Dodd-Frank Act in the future could impair or restrict our growth.

We may not be able to attract and retain skilled people.

Our success depends in large part on our ability to attract and retain key people. There are a limited number of qualified persons in our market area with the knowledge and experience required to successfully implement our recovery plan. At this time, new senior executives are required to be approved by our regulators. Suitable candidates for positions may decline to consider employment with the Company given its financial condition and the current regulatory environment. In addition, it may be difficult for us to offer compensation packages that would be sufficient to convince candidates that are acceptable to our regulators and meet our requirements to agree to become our employee and/or relocate. Our financial condition and the existing uncertainties may result in existing employees seeking positions at other companies where these issues are not present. The unexpected loss of services of other key personnel could have a material adverse impact on our business because of a loss of their skills, knowledge of our market, and years of industry experience. If Bancorp is not able to promptly recruit qualified personnel, which Bancorp requires to conduct our operations, our business, and our ability to successfully implement our recovery plan could be affected.

We have a relatively high percentage of non-performing loans and classified assets relative to our total assets. If our allowance for loan losses is not sufficient to cover our actual loan losses, our ability to become profitable will be adversely affected.

At December 31, 2014, our non-performing loans totaled $7.7 million, representing 5.3% of total loans and 3.8% of total assets. In addition, loans that management has classified as either substandard, doubtful or loss totaled $9.7 million, representing 6.6% of total loans and 4.8% of total assets. At December 31, 2014, our allowance for loan losses was $3.9 million, representing 50.1% of non-performing loans. In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, Bancorp may experience significant loan losses, which could have a materially adverse effect on our operating results. Bancorp makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, Bancorp reviews loans and our loss and delinquency experience, and evaluates economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. The additions to our allowance for loan losses would be made through increased provision for loan losses, which would reduce our income.

Bank regulators periodically review Citizens Bank’s allowance for loan losses and may require it to increase the allowance for loan losses. Any increase in the allowance for loan losses as required by these regulatory authorities could have a material adverse effect on Bancorp’s results of operations and financial condition.

A large percentage of our loans are collateralized by real estate, and future deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods will continue to be significantly impacted by the economy in Ohio.

Deterioration of the economic environment Bancorp is exposed to, including a decline or worsening declines in the real estate market and single-family home re-sales or a material external shock, may significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. Material declines in the value of the real estate assets securing our commercial real estate loans can lead to significant credit losses in this portfolio. Because of our high concentration of loans secured by real estate (the majority of which were originated several years ago), it is possible that Bancorp may experience some level of credit losses and high provisions if there is uncertainty surrounding specific real estate assets securing our loans.

The same deterioration noted above can affect our other real estate owned portfolio, and if the economic environment declines or worsens, it could significantly impair the value of the portfolio and our ability to sell the properties in a timely manner.

Difficult economic conditions and market volatility have adversely impacted the banking industry and financial markets generally and may significantly affect our business, financial condition, or results of operation.

Economic conditions in our markets may negatively affect the Company. Falling home prices and increasing foreclosures; unemployment and underemployment could negatively impact the credit performance of mortgage loans and result in significant write-downs of asset values by financial institutions. The resulting write-downs to assets of financial institutions may cause many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection.

As a result of challenges that may result from difficult economic conditions, Bancorp could face the following risks:

•	Inability of borrowers to make timely repayments of their loans or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures, and customer bankruptcies, any of which could have a material adverse effect on our operating results.
•	Increased regulation of the financial services industry, including heightened legal standards and regulatory requirements or expectations. Compliance with such regulation will likely increase costs and may limit Bancorp’s ability to pursue business opportunities.
•	Disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.
•	Increased competition among financial services companies due to consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies, which may adversely affect Bancorp’s ability to market our products and services.

Volatility in the economy may negatively impact the fair value of our shares.

The market price for Bancorp’s common shares has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future, including:

•	announcements of developments related to our business;
•	fluctuations in our results of operations;
•	sales of substantial amounts of our securities into the marketplace;
•	general conditions in our markets or the worldwide economy;
•	a shortfall in revenues or earnings compared to securities analysts’ expectations;
•	our inability to pay cash dividends;
•	changes in analysts’ recommendations or projections; and
•	our announcement of other projects.

Changes in interest rates could adversely affect our financial condition and results of operations.

Our results of operations depend substantially on our net interest income, which is the difference between (i) interest income on interest-earning assets, principally loans and investment securities, and (ii) interest expense on deposit accounts and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply, and the policies of various governmental and regulatory authorities. While Bancorp has taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.

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

The Bank relies on deposits, advances from the FHLB, and other borrowings to fund its operations. Although the Company considers such sources of funds adequate for its current capital needs, the Company may seek additional debt or equity capital in the future to achieve its long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to the Company shareholders, and debt refinancing arrangements may require the Company to pledge some of its assets and enter into covenants that would restrict its ability to incur further indebtedness. Additional financing sources, if sought, might be unavailable to Bancorp or, if available, could be on terms unfavorable to it. If additional financing sources are unavailable, not available on reasonable terms or the Company is unable to obtain any required regulatory approval for additional debt, the Company’s growth strategy and future prospects could be adversely impacted.

Credit risks could adversely affect our results of operations.

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or that the value of the collateral securing loans may decrease. Bancorp extends credit to a variety of customers based on internally set standards and judgment. Bancorp attempts to manage credit risk through a program of underwriting standards, the review of certain credit decisions, and an on-going process of assessment of the quality of the credit already extended. However, conditions such as inflation, recession, unemployment, changes in interest rates, money supply, and other factors beyond our control may increase our credit risk. Such adverse changes in the economy may have a negative impact on the ability of borrowers to repay their loans. Because Bancorp has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. In addition, substantially all of our loans are to individuals and businesses in Ohio. Consequently, any decline in the economy of this market area could have a materially adverse effect on our financial condition and results of operations.

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

Management’s accounting policies and methods are fundamental to how the Company records and reports our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. The most critical estimates are the level of the allowance of loan losses, other real estate owned valuation, and the valuation allowance on the deferred tax asset. Due to the inherent nature of these estimates, Bancorp cannot provide absolute assurance that it will not significantly adjust the allowance for loan losses or valuations due to uncertainties.

Our organizational documents may have the effect of discouraging a third party from acquiring us.

Our articles of incorporation and code of regulations, as amended, contain provisions that make it more difficult for a third party to gain control over or acquire us. The current provisions that may have anti-takeover effects include: (a) the elimination of cumulative voting in the election of directors; (b) the requirement that shareholder nominations for election to the Board of Directors be made in writing and delivered or mailed to the president of the Company within specified time frames; (c) the requirement that directors may be removed only by the affirmative vote of holders of not less than 80% of the voting power of the Company entitled to vote at an election of directors; (d) the Board of Directors is classified into three classes with staggered terms; (e) the requirements that certain business combinations be approved by at least 80 percent of the voting power of the Company, depending on the nature of the recommendation of the Board of Directors with regard to the relevant acquisition; and (f) the lack of a provision opting out of application of the Ohio Merger Moratorium statute and its restrictions on persons who become the beneficial owner of ten percent or more of the shares of the Company. These provisions of our governing documents may have the effect of delaying, deferring, or preventing a transaction or a change in control that might be in the best interest of our shareholders.

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

Bancorp or its subsidiary may be named as a defendant from time to time in a variety of litigation arising in the ordinary course of their respective businesses. Such litigation is normally covered by errors and omissions or other appropriate insurance. However, significant litigation could cause the Company to devote substantial time and resources to defending its business or result in judgments or settlements that exceed insurance coverage, which could have a material adverse effect on the Company’s financial condition and results of operation. Further, any claims asserted against Bancorp or Citizens Bank, regardless of merit or eventual outcome may harm the Company’s reputation and result in loss of business. In addition, the Company may not be able to obtain new or different insurance coverage, or adequate replacement policies with acceptable terms.

Our allowance for loan losses may not be adequate to cover actual losses.

The Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The Company’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Company’s operating results. The Company’s allowance for loan losses is based on its historical loss experience, as well as an evaluation of the risks associated with its loans held for investment. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. While the Company believes that its allowance for loan losses is adequate to cover current losses, Bancorp could need to increase its allowance for loan losses or regulators could require it to increase this allowance. Either of these occurrences could materially and adversely affect Bancorp’s earnings and profitability.

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

Potential misuse of funds or information by the Bank’s employees or by third parties could result in damage to our customers for which we could be held liable, subject the Company to regulatory sanctions and otherwise adversely affect our financial condition and results of operations.

Our employees handle a significant amount of funds, as well as financial and personal information. Although the Company has implemented systems to minimize the risk of fraudulent taking or misuse of funds or information, there can be no assurance that such systems will be adequate or that a taking or misuse of funds or information by employees, by third parties who have authorized access to funds or information, or by third parties who are able to access funds or information without authorization will never occur. We could be held liable for such an event and could also be subject to regulatory sanctions. We could also incur the expense of developing additional controls to prevent future such occurrences. Although the Company has insurance to cover such potential losses, we cannot provide assurance that such insurance will be adequate to meet any liability. In addition, any loss of trust or confidence placed in the Company by our clients could result in a loss of business, which could adversely affect our financial condition and results of operations.

The Company could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, our computer systems.

The Bank relies heavily on information systems to conduct our business and to process, record, and monitor transactions. Risks to the system result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others. As one example, in recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. We are also at risk for the impact of natural disasters, terrorism and international hostilities on its systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which we deal.

Potential adverse consequences of attacks on the Company’s computer systems or other threats include damage to our reputation, loss of customer business, litigation and increased regulatory scrutiny, which might also result in financial loss and require additional efforts and expense to attempt to prevent such adverse consequences in the future.

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

The FRB 2011 MOU prohibits the Company from paying dividends without the FRB’s prior approval. Bancorp does not know how long this restriction will remain in place. Even if Bancorp is permitted to pay a dividend, Bancorp is dependent primarily upon the earnings of Citizens Bank for funds to pay dividends on our common shares. The payment of dividends by Citizens Bank is subject to certain regulatory restrictions. Currently, Citizens Bank is prohibited from paying any dividends to Bancorp without the prior approval of the FDIC and the DFI. In addition, federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) to its parent holding company if the depository institution would thereafter and or continue to be undercapitalized. As a result, any payment of dividends in the future by Bancorp will be dependent, in large part, on Citizens Bank ability to satisfy these regulatory restrictions and our subsidiary’s earnings, capital requirements, financial condition, and other factors.

We may issue additional common shares or convertible securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per common share and adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 2,000,000 common shares and 100,000 preferred shares. As of December 31, 2014, we had 584,175 common shares and no preferred shares outstanding. We may issue up to 118,253 additional common shares through the exercise of warrants issued in the 2014 stock offering. Although we presently do not have any intention of issuing additional common shares (other than pursuant to the exercise of warrants issued in the stock offering), we may do so in the future in order to meet our capital needs and regulatory requirements, and we may be able to do so without shareholder approval. Our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued common shares for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We plan no immediate activity. Any issuance of additional common shares or convertible securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per common share.

ITEM 1B — UNRESOLVED STAFF COMMENTS

No response required.

ITEM 2 — PROPERTIES

The Company conducts business from seven office locations. The Bank’s main office is located at 188 West Main Street, Logan, Ohio 43138. The main office is housed in a Bank-owned 4,000+ square foot building with drive-up lanes and a detached ATM. The Bank’s offices are located in Logan, Ohio (main office and 2 branches), Athens, Ohio (2 branches), Nelsonville, Ohio (1 branch) and Lancaster, Ohio (Loan Production Office). The Company currently operates from the following locations, which, unless otherwise indicated, are owned by the Bank:

Locations
• Main Office 188 West Main Street Logan, Ohio 43138	• Loan Production Office (leased) 1618 North Memorial Drive Lancaster, OH 43130
• Branch (leased) 12910 State Route 664 South Logan, Ohio 43138	• Branch 20 East Stimson Avenue Athens, Ohio 45701
• Branch (leased) 21 Hocking Mall Logan, Ohio 43138	• Branch (leased) 929 East State Street Athens, Ohio 45701
• Branch (leased) 24 Fulton Street Nelsonville, Ohio 45764

Management believes that the Bank’s current facilities are adequate to meet our present and immediate needs.

ITEM 3 — LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation that arises in the normal course of business. However, neither Bancorp nor the Bank is currently involved in any litigation that management believes, either singularly or in the aggregate, could be reasonably expected to have a material adverse effect on its business, financial condition or results of operation.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no market for our securities. Our securities are not sold on any exchange or listed on any securities listing venue. There were 642 record holders of the Company’s common stock as of March 13, 2015.

The last cash dividend we paid was in December 2010. Our shareholders are entitled to receive distributions out of legally available funds as and when declared by the Board, in its sole discretion. See Item 1 —  Description of Business — “Regulatory Matters” for a description of restrictions on the Company’s ability to pay dividends.

Recent Sales of Unregistered Securities.  On November 30, 2012, pursuant to a subscription agreement, Bancorp entered into an agreement to sell common shares to one accredited investor for $500,000, or $17.26 per share. The shares were issued on June 30, 2013. These common shares were offered and sold by Bancorp in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds of Registered Securities.  As part of the Company’s 2014 capital raise campaign, the Company sold 238,057 shares and issued a total of 119,003 warrants with those shares. Net proceeds after expenses were $3.2 million of which $2.1 million was invested in Citizens Bank to improve its regulatory capital position. The remainder was retained at Bancorp to be used to service existing debt and for general corporate purposes.

ITEM 6 — SELECTED FINANCIAL DATA

	(Dollars in thousands)
	Year Ended December 31, 2014	Year Ended December 31, 2013
Summary Income Data:
Total interest income	$8,453	$9,481
Total interest expense	1,634	2,047
Net interest income	6,819	7,434
Provision for loan losses	(186)	191
Noninterest income	1,728	1,558
Noninterest expense	7,754	8,194
Income before income taxes	979	607
Income tax expense (benefit)	(5,099)	—
Net income	$6,078	$607
Per Share Income Data:
Earnings per common share	$11.21	$1.84
Book value per share	$25.40	$16.29
Outstanding shares	584,175	345,368
Selected Balance Sheet Data (period end):
Total assets	$201,823	$200,852
Securities available for sale	31,164	34,630
Loans, net of allowance for loan losses	142,557	142,633
Allowance for loan losses	(3,869)	(4,384)
Deposits	177,967	185,571
Shareholders' equity	14,837	5,626
Performance Ratios (averages):
Return on shareholders' equity	64.11%	10.89%
Return on assets	3.00%	0.28%
Net interest income to total assets	3.36%	3.48%
Shareholders' equity to assets	4.68%	2.61%
Asset Quality Data:
Nonperforming assets to total assets	4.36%	4.96%
Nonperforming assets to capital	59.29%	177.00%
Nonperforming loans to total loans	5.28%	5.30%
Nonperforming loans to reserve for loan losses	199.77%	177.65%
Reserve for loan losses to total loans	2.64%	2.98%
Ratio of net charge-offs to total loans	0.22%	0.69%

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Certain statements in this Form 10-K, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Words such as “anticipate”, “estimates”, “may”, “feels”, “expects”, “believes”, “plans”, “will”, “would”, “should”, “could”, and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to:

•	the success, impact, and timing of the implementation of the Company’s business strategies, including the successful integration of the recently completed acquisitions, the expansion of consumer lending activity, and rebranding efforts;
•	competitive pressures among financial institutions or from non-financial institutions may increase significantly, including product and pricing pressures and the Company’s ability to attract, develop, and retain qualified professionals;
•	changes in the interest rate environment due to economic conditions and/or the fiscal policies of the U.S. government and FRB, which may adversely impact interest margins;
•	changes in prepayment speeds, loan originations, and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;
•	adverse changes in the economic conditions and/or activities, including impacts from the implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, as well as continuing economic uncertainty in the U.S., the European Union, and other areas, which could decrease sales volumes and increase loan delinquencies and defaults;
•	legislative or regulatory changes or actions, including in particular the Dodd-Frank Act and the regulations promulgated and to be promulgated thereunder by the FDIC, the FRB and others, that may subject the Company to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses;
•	deterioration in the credit quality of the Company’s loan portfolio, which may adversely impact the provision for loan losses;
•	changes in accounting standards, policies, estimates, or procedures, which may adversely affect the Company’s reported financial condition or results of operations;
•	adverse changes in the conditions and trends in the financial markets, including political developments, which may adversely affect the fair value of securities within the Company’s investment portfolio and interest rate sensitivity of the Company’s consolidated balance sheet;
•	Bancorp’s ability to receive dividends from its subsidiary;
•	the Company’s ability to maintain required capital levels and adequate sources of funding and liquidity;
•	the impact of larger or similar sized financial institutions encountering problems, which may adversely affect the banking industry and/or the Company’s business generation and retention, funding, and liquidity;
•	the costs and effects of regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations;
•	the Company’s ability to secure confidential information through the use of computer systems and telecommunications networks, including those of the Company’s third-party vendors and other service providers, may prove inadequate, which could adversely affect customer confidence in the Company and/or result in the Company incurring a financial loss;
•	the overall adequacy of the Company’s risk management program; and
•	other risk factors relating to the banking industry or the Company as detailed from time to time in the Company’s reports filed with the SEC, including those risk factors included in the disclosure under “ITEM 1A — RISK FACTORS” of this Form 10-K.

All forward-looking statements speak only as of the filing date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Bancorp’s business and operations, it is possible that actual results may differ materially from these projections. Additionally, Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the filing date of this Form 10-K or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC’s website at www.sec.gov and/or from Bancorp’s website — www.tcbol.com under the “About Us” section.

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

Overview.  The Company’s profitability, as with most financial institutions, is significantly dependent upon net interest income, which is the difference between interest received on interest earning assets, such as loans and securities, and the interest paid on interest bearing liabilities, principally deposits and borrowings. During a period of economic slowdown, the lack of interest income from nonperforming assets and additional provision for loan losses can greatly reduce profitability. Results of operations are also impacted by noninterest income, such as service charges on deposit accounts and fees on other services, income from lending services, as well as noninterest expense such as salaries and employee benefits, occupancy expense, professional and other services, and other expenses.

For the year ended December 31, 2014, the Company recorded net income of $6.1 million or $11.21 per share, compared to net income of $0.6 million or $1.84 per share as of December 31, 2013. Return on average assets and return on average common equity were 3.0% and 64.1%, respectively, for year-end 2014, compared to 0.3% and 10.9% for year-end 2013. The results for 2014 include the reversal of the previously recorded deferred tax asset allowance, resulting in an income tax benefit of $5.1 million in 2014 net income.

Profitability in 2014 was also the result of diligent loan monitoring and the application of enhanced credit review. Many of the lower credit quality loans made in prior years have been returned to current status, been foreclosed and the collateral liquidated, or refinanced elsewhere. Aggressive stewardship of those loans in the prior year resulted in higher costs for that period, but those credit related costs continued to moderate in 2014. The prior year’s results were impacted by costs associated with the declining credit quality of loans originated over a six year period beginning in 2003 and emanated from large commercial loans to industries, including horticulture nurseries, biofuel production, and speculative commercial real estate. Several loans were made to borrowers outside the Company’s primary footprint. Of the $688 thousand of gross charge offs during 2014, 45.7% came from large commercial loans originated between 2003 and 2008.

Key items affecting the Company’s results in 2014 compared to 2013 include:

•	The Company reversed the 2012 write-off of deferred tax assets as the financial projections indicated that we were “more likely than not” able to utilize those deferred tax assets going forward. The net effect of this reversal of the deferred tax asset allowance was a $5.1 million addition to income.
•	The Company recaptured $186 thousand from the allowance for loan and lease losses (“ALLL”) compared to contributions totaling $191 thousand in 2013 and made valuation adjustments totaling $127 thousand to the other real estate owned (“OREO”) portfolio during 2014 compared to $100 thousand of OREO portfolio valuation adjustments in 2013. During 2014, net loan charge offs totaled $329 thousand versus the $1.0 million of 2013. Principal transfers to OREO totaled $803 thousand in 2014 versus $2.2 million in 2013.
•	Net interest income declined $615 thousand or 8.27% to $6.8 million for the year ended December 31, 2014 from $7.4 million for the year ended December 31, 2013. A $1.0 million year-over-year decline in interest income was partially offset by a $0.4 million reduction in interest expense.
•	The Company’s capital position grew with the capital campaign as well as the improved profitability of 2014. Shareholders’ equity at Bancorp increased $9.2 million (163.7%) to $14.8 million on December 31, 2014 from $5.6 million on December 31, 2013. Leverage capital and total risk-based capital at the Bank were 8.11% and 13.39% as of December 31, 2014 compared to 5.71% and 10.36% as of December 31, 2013. Refer to Item 1 “Supervision and Regulation” for further discussion of the 2012 Consent Order.

Comparison of Results of Operations for the Years Ended December 31, 2014 and December 31, 2013

For the year ended December 31, 2014, the Company recorded net profit of $6.1 million or $11.21 per share, an improvement of $5.5 million from the net profit of $0.6 million or $1.84 per share for the year ended December 31, 2013. In addition to the $5.1 million increase in profitability owing to the recapture of the deferred tax asset allowance, the improved profitability can primarily be attributed to better loan quality, allowing a $0.4 million reduction in the contribution to the ALLL and a reduction of $0.4 million in noninterest expense. These reductions in loan credit related expense more than offset the $0.6 million reduction in net interest income.

Distribution of Assets, Liabilities, and Shareholders' Equity
For the years ended December 31,

	(Dollars in thousands)
	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Loans receivable (1),(2)	$141,501	$7,689	5.43%	$153,751	$8,686	5.65%
Securities(3)	36,286	702	1.93%	40,885	740	1.81%
Fed funds sold	11,778	26	0.22%	8,834	19	0.22%
FHLB stock	859	36	4.19%	859	36	4.19%
Total interest earning assets	190,424	8,453	4.44%	204,329	9,481	4.64%
Noninterest earning assets	12,341			9,206
Total Assets	$202,765			$213,535
Interest Bearing Liabilities
Interest bearing deposits	162,324	1,178	0.73%	179,582	1,579	0.88%
Other borrowings	6,251	456	7.29%	6,452	468	7.25%
Total interest bearing liabilities	168,575	1,634	0.97%	186,034	2,047	1.10%
Noninterest bearing liabilities	22,248			20,949
Total including noninterest bearing demand deposits	190,823	1,634		206,983	2,047
Other noninterest liabilities	2,462			977
Total Liabilities	193,285			207,960
Shareholders' equity	9,480			5,575
Total liabilities and shareholders' equity	$202,765			$213,535
Net interest income; interest rate spread		$6,819	3.47%		$7,434	3.54%
Net interest margin			3.58%			3.64%
Average interest earning assets to average interest bearing liabilities			112.96%			109.83%

(1)	Loan fees are immaterial amounts.
(2)	Nonaccrual loans are included in average loan balance.
(3)	Interest income for tax-exempt securities is not calculated on a tax-exempt basis.

Volume and Rate Analysis

2014 Compared to 2013

At December 31,

	(Dollars in thousands)
	Total	Volume	Rate
Increase (Decrease) in Interest Income
Federal funds sold	$7	$6	$1
Investment securities	(38)	(85)	47
Loans	(997)	(692)	(305)
Total Interest Income	(1,028)	(771)	(257)
Interest Expense
Deposits	$(401)	$(152)	$(249)
Borrowed funds	(12)	(15)	3
Total Interest Expense	(413)	(166)	(247)
Net Interest Income	$(615)	$(605)	$(10)

Interest income for the year ended December 31, 2014 was $8.5 million, a $1.0 million, or 10.8%, decrease from the $9.5 million earned during the year ended December 31, 2013. The yield on earning assets fell 20 basis points (bps) to 4.44% for the year ending December 31, 2014 from 4.64% for the prior year ended December 31, 2013. Interest income earned from the loan portfolio decreased $1.0 million, or 11.5%, to $7.7 million as of December 31, 2014 from $8.7 million for the year ended December 31, 2013. The decrease in interest income from the loan portfolio can be attributed to both the $12.2 million decrease in average loans year-over year (8.0%) and a 22 bps decrease in the yield on those loans. The yield on earning assets was impacted by the re-classification of $3.8 million of loan principal to non-accrual status, resulting in the reversal of $50 thousand of accrued interest income during 2014.

Interest income from the investment portfolio was flat at $0.7 million for the years ended December 31, 2014 and 2013. A year-over-year decline of $4.6 million (11.3%) in the average investment portfolio was offset by a year-over-year increase in average yield of 12 bps (from 1.81% in 2013 to 1.93% in 2014). During 2014, management invested in $5.0 million of US Treasury obligations with an average yield of 1.26% and sold $4.3 million of municipal securities yielding 3.93%. There were no significant securities transactions in 2013.

Interest expense for the year ended December 31, 2014 was $1.6 million, a $0.4 million or 20.2% decrease from the $2.0 million paid for the year ended December 31, 2013. Interest expense for deposits declined $0.4 million to $1.2 million for 2014 from $1.6 million for 2013. The decrease resulted, in part, from a new pricing strategy of setting competitive deposit rates but not being the market leader as had been the case in prior years. This strategy, in part, has contributed to a $6.3 million (7.4%) decrease in the average balance of certificates of deposit year-over-year.

Interest expense for other borrowings was $456 thousand in 2014 and $468 thousand in 2013. All of the 2014 interest expense is related to three unsecured loans to the holding company totaling $6.1 million as of December 31, 2014 and $6.4 million as of December 31, 2013. Please refer to “Other Borrowings” below for details regarding these loans.

Provision for Loan Losses.  The Company establishes an ALLL through charges to earnings, which are shown in the consolidated statements of income as the provision for loan losses. Through the provision for loan losses, an allowance is maintained that reflects management’s best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. In evaluating the allowance for loan losses, management considers various factors that include loan growth, the amount and composition of the loan portfolio, (including non-performing and potential problem loans), diversification, or conversely, concentrations by industry, geography, or collateral within the portfolio, historical loan loss experience, current delinquency levels, the estimated value of the underlying collateral, prevailing economic conditions, and other relevant factors. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part. Impacting the provision for loan losses in any accounting period are several factors including the amount of loan growth during the period, broken down by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality, and ultimately, the results of management’s assessment of the inherent risks of the loan portfolio.

At June 30, 2014, the Company determined that an excess existed in the ALLL and $186 thousand was recaptured to income. Predictive indicators, such as the Watch List and its component subcategories, are the principal credit tool used by the Bank to identify future problem loans. Special Mention loans, those loans deemed to be of higher risk or with correctable deficiencies, declined by $5.6 million or 37.4% at June 30, 2014 relative to December 31, 2013. Substandard loans, those loans in which there is the distinct possibility of sustaining some loss, dropped $0.3 million, or 3.3% from March 31, 2014 to June 30, 2014. Doubtful loans, those for which full collection is doubtful, declined to a single loan with an outstanding balance of $1 thousand at June 30, 2014. Watch List loans, those loans rated Special Mention, Substandard, or Doubtful declined $5.5 million, or 23.3%, from $23.6 million at December 31, 2013 to $18.1 million at June 30, 2014. All of these factors led to the decision to decrease the ALLL at June 30, 2014.

This decision to recapture the calculated excess portion of the ALLL was further bolstered by year end delinquency numbers. At December 31, 2014, those loans determined to be Special Mention had decreased $9.6 million, falling to $5.4 million from the December 31, 2013 level of $15.0 million. Those credits classified as Substandard at December 31, 2014 were up $0.5 million from December 31, 2013 levels with the increase traceable to a single $0.8 million credit. Overall, Classified Loans, defined as those on the Watch List, had decreased $8.4 million from $23.6 million at December 31, 2013 to $18.1 million at June 30, 2014 to $15.2 million at December 31, 2014. As a percentage of gross loans, Classified Loans fell from 16.1% at December 31, 2013 to 12.6% at June 30, 2014 to 10.3% at December 31, 2014.

The $186 thousand negative provision in 2014 compares to the recorded provision of $191 thousand in 2013. The reduction in provision for loan losses was largely driven by a decrease in nonperforming loans and increases in the collateral values for impaired loans. Management considers the ALLL at December 31, 2014 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values, and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Company’s financial condition and results of operations.

Noninterest Income.  Noninterest income, which consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers, and to a lesser extent, gains on sales of OREO and other repossessed assets, and other miscellaneous income, increased $170 thousand, or 10.9%, to $1.7 million for the year ended December 31, 2014 from $1.5 million for the year ended December 31, 2013. The increase can mostly be attributed to 2014 gains from the sales of available for sale investments totaling $202 thousand and year-over-year increases in the gains from the sales of repossessed assets of $193 thousand. The Company recorded a $464 thousand gain on the sale of repossessed assets in 2014. The following is a discussion of significant year-over-year changes in other material noninterest income categories:

•	Services charges for deposit accounts decreased by $63 thousand, or 12.3%, to $451 thousand for the year ended December 31, 2014 from $514 thousand for the year ended December 31, 2013. These fees were expected to decline as the Bank changed the procedure used to process account overdrafts to a more customer based methodology.
•	There was no income from the sale of loans for the year ended December 31, 2014 as the Bank focused on originating loans for the Bank’s portfolio, rather than to sell in the secondary market. This was a decline of $83 thousand relative to the 2013 calendar year when loans were generated both for the portfolio and for sale in the secondary market.
•	Income for credit and debit cards increased by $15 thousand, or 4.6%, to $339 thousand for the year ended December 31, 2014 from $324 thousand for the year ended December 31, 2013. The Bank has placed a heightened emphasis on credit and merchant card issuance and fees.

•	Other noninterest income from the gain on sale of OREO properties increased by $193 thousand to $464 thousand for the year ended December 31, 2014 from a gain of $271 thousand for the year ended December 31, 2013. Much of this gain in 2014 was attributable to a single relationship which generated a gain of $286 thousand.
•	Other noninterest income was down $63 thousand (18.8%) to $272 thousand for the year ended December 31, 2014 from $335 thousand for the year ended December 31, 2013. Significant categories within this grouping include ATM fees ($91 thousand in 2014 and $101 thousand in 2013), sales commissions ($44 thousand in 2014 and $49 thousand in 2013), and rental income earned on a property held for possible expansion and since sold during 2014 ($18 thousand in 2014 and $40 thousand in 2013).

Noninterest Expense.  Noninterest expense, which consists primarily of personnel, occupancy, equipment, and other operating expenses, decreased by $0.4 million or 5.4% to $7.8 million for the year ended December 31, 2014 from $8.2 million for the year ended December 31, 2013. The year-over-year decrease was realized in compensation expense (down $278 thousand) and other expenses (down $568 thousand) partially offset by higher expenses associated with OREO and the increased costs of examinations and audits.

The following is a discussion of significant year-over-year changes for other material noninterest expense categories:

•	Salary and benefit expense declined by $0.3 million, or 7.6%, to $3.4 million for the year ended December 31, 2014 from $3.7 million for the year ended December 31, 2013. Salary expense decreased $272 thousand (9.4%) for the year ended December 31, 2014 versus the year ended December 31, 2013 as a result of the full year effect of staff reductions made in 2013.
•	FDIC insurance premium expense fell by $79 thousand, or 16.5%, to $401 thousand as of December 31, 2014 from $480 thousand of December 31, 2013. The 2014 FDIC insurance expense was less as a result of a reduction in the risk premium paid by the Bank.
•	Expenses associated with OREO properties increased by $180 thousand (140.6%) for the year ended December 31, 2014 relative to the year ended December 31, 2013. Costs related to the preservation and care of OREO properties were up $31 thousand, or 31.1%, for calendar year 2014. In 2014, $127 thousand was required to write-down existing OREO properties to market value versus a recovery of $16 thousand in 2013.
•	Legal and other professional expense increased by $71 thousand, or 19.6%, to $434 thousand as of December 31, 2014 from $363 thousand as of December 31, 2013. The increase can be attributed to the increased use of third-party providers of legal and professional services to assist in the resolution of regulatory issues and in the resolution of troubled debt relationships as the Company works aggressively to resolve these issues.
•	Costs associated with examinations and audits increased $176 thousand (106.7%) to $341 thousand at December 31, 2014 relative to the year ended December 31, 2013 as the Company incurred substantial additional costs associated with public registration in 2014 relative to 2013.
•	Director fees were higher in the year ended December 31, 2014 ($174 thousand in 2014 versus $68 thousand in 2013) as the Company supplanted the existing Board of Directors with an entirely new and expanded Board of Directors through 2013 and into 2014 as well as increasing the number or committees on which they serve and the frequency of meetings.
•	Other noninterest expense decreased by $0.6 million, or 51.9%, to $0.5 million for the year ended December 31, 2014 from $1.1 million for the year ended December 31, 2013. Calendar year 2013 included one time, nonrecurring charges of $200 thousand related to an instance of employee misappropriation and $156 thousand related to the collection and accounting for ATM fees. Calendar year 2014 includes nonrecurring gains of $40 thousand on the sale of other assets.

Income Taxes.  Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence. Accounting Standards Codification 740, Income Taxes, requires companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

In the fourth quarter of 2014, the Company reversed the entire valuation allowance on deferred tax assets of $5.1 million. The Company had established a full valuation allowance on the deferred tax asset in 2012 due to the realization of significant losses and uncertainty about the Company’s future earnings forecasts.

At December 31, 2014, the Company evaluated the need for a valuation allowance again. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that the net deferred tax asset will be realized based upon future taxable income. The positive evidence considered by management in arriving at the conclusion that a full valuation allowance is not necessary included eight consecutive quarters of operating profits beginning with the first quarter of 2013, the Company’s strong pre-crisis earnings history and growth in pre-tax earnings, significant improvement in credit metrics which improve both sustainability of profitability and management’s ability to forecast future credit losses. The negative evidence considered by management included the fact that although credit metrics have improved, the Company still has substantial nonperforming assets.

The Company expects to realize $3.4 million of deferred tax assets related to net operating loss carryforwards well in advance of the statutory carryforward period. At December 31, 2014, $2.3 million of existing deferred tax assets were not related to net operating losses and therefore have no expiration date.

The valuation allowance could be reinstated should future events dictate and could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at December 31, 2014 that it was more likely than not that the net deferred tax assets of $5.1 million will be realized is based on management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recognized for some or all of the deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on the Company’s financial condition and results of operations.

Changes in Condition from December 31, 2013 to December 31, 2014.  Total assets increased $1.0 million, or 0.5%, to $201.8 million on December 31, 2014 from $200.8 million on December 31, 2013.

Loan Portfolio.  Gross loans decreased $0.6 million or 0.4% to $146.4 million as of December 31, 2014 from a balance of $147.0 million on December 31, 2013. The decrease can be attributed, in part, to loan charge offs/charge downs of $0.7 million, transfers to OREO of $0.8 million and principal repayments of $20.9 million (includes repayments on revolving lines of credit); partially offset by $21.8 million of new loan originations. The new originations were primarily consumer loans, with mortgage originations totaling $8.0 million and other consumer loan originations of $5.6 million. The emphasis on consumer lending is part of a strategic initiative to re-balance the loan portfolio to be more equally weighted between commercial and consumer loans. This trend is expected to continue into 2015 and is a centerpiece of the 2015 profit plan.

Loan Portfolio Distribution

At December 31,

	(Dollars in thousands)
	2014	2013
	Amount	Amount
Commercial	$87,989	$91,590
Real estate	38,756	33,997
Consumer	19,681	21,430
	$146,426	$147,017

The Company’s loan portfolio represents the largest and highest yielding assets. The fundamental lending business of the Company is based on understanding, measuring, and controlling the credit risk inherent in the loan portfolio. The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry, or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience, while loans secured by personal property, such as auto loans, are generally expected to experience more elevated credit losses. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Declining economic conditions have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with strong oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits, and the aggressive management of problem credits. Executive management has implemented the following measures to proactively manage credit risk in the loan portfolio:

1)	Reviewed all underwriting guidelines for various loan segments and have strengthened underwriting guidelines where needed;
2)	Evaluated outside loan review parameters, engaging the services of a well-established firm to continue with such loan review, addressing not only specific loans but underwriting analysis, documentation, credit evaluation, and risk identification;
3)	Increased the frequency of internal reviews of past due and delinquent loans to assess probable credit risks early in the delinquency process to minimize losses;
4)	Aggressively seeks ownership and control, when appropriate, of real estate properties, which would otherwise go through time-consuming and costly foreclosure proceedings to effectively control the disposition of such collateral;
5)	Aggressively obtaining updated financial information on commercial credits and performing analytical reviews to determine debt source capacities in business performance trends; and
6)	Engaged a well-established auditing firm to analyze the Company’s loan loss reserve methodology and documentation.

The following is a schedule of loan maturities and repricing based on contract terms as of December 31, 2014.

Scheduled Loan Maturities/Repricings

	(Dollars in thousands)
	Due <1 Year	Due 1 – 5 Years	Due >5 Years	Total
Total Gross Loans	$62,412	$65,825	$18,189	$146,426

Of the loans included in the preceding schedule, 68.0% are adjustable rate and 32.0% are fixed rate to maturity.

Allowance for Loan Loss.  The ALLL represents management’s estimate of losses inherent in the loan portfolio. The allowance is actively managed to ensure future earnings are not impacted by credit losses. Reserves are based on historical loss analysis, assessment of current portfolio, and market conditions, and any identified loss potential in specific credits. Reserve levels are recommended by senior management on a quarterly basis and approved by the Board of Directors.

The ALLL is managed to create a reserve that is adequate and conservative, but not excessive. The ALLL is composed of a reserve to absorb probable and quantifiable losses based on current knowledge of the loan portfolio and a reserve to absorb losses which are not specifically identified, but can be reasonably expected.

Following the guidelines set forth in GAAP, Interagency Policy Statements on the Allowance for Loan and Lease Losses, and all other relevant supervisory guidance, the adequacy of the ALLL is ensured by applying consistent methods of identification, analysis, computation, documentation, and reporting.

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

The environmental reserve allows management to consider qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical loss experience. The Bank’s environmental reserve considers 11 risk factors which are evaluated as minimal, low, moderate, or high risk. As the overall risk level of the environmental factors increases, the proportion of the loan portfolio held in reserve also increases. Risk factors considered in the analysis are:

•	Lending experience, with particular attention paid to new lenders;
•	Exceptions to loan policy;
•	Rate of total portfolio delinquency;
•	Growth rate of loan portfolio;
•	Exposure to commercial loan concentrations;
•	Exposure to “watch list” loans;
•	Consumer sentiment;
•	General economic conditions;
•	Regulatory risk;
•	Unemployment, with particular attention paid to local unemployment; and
•	Vintage risk, with particular attention paid to underwriting procedures at time loans were made.

Percentage of Each Loan Segment to Total Loans.  Summary of ALLL allocated by loan segment at December 31,

% of loan segments to total loans	(Dollars in thousands)
	2014		2013
	Allowance Amount	Total Loans	Allowance Amount	Total Loans
Loan Type
Commercial	$3,491	60.1%	$3,873	62.3%
Real Estate	195	26.5%	267	23.1%
Consumer	183	13.4%	244	14.6%
Total Loans	$3,869	100%	$4,384	100%

The Bank’s ALLL level was 2.64% of total loans as of December 31, 2014 and 2.98% of total loans as of December 31, 2013.

The general reserve comprised 69% of the total allowance at December 31, 2014, compared to 72% at December 31, 2013, while the specific allowance accounted for 31% of the total allowance at December 31, 2014, compared to 28% at December 31, 2013. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves. The ALLL decreased $0.5 million (11.7%) year-over-year to $3.9 million as of December 31, 2014 from $4.4 million on December 31, 2013. The decrease resulted from the net effect of $359 thousand in recoveries and a provision recovery of $186 thousand, offset by charge-offs totaling $688 thousand.

Summary of Allowance for Loan Losses.  The following schedule summarizes the charge-offs and recoveries by loan segment, charged to the allowance for loan losses at December 31:

	(Dollars in thousands)
	Commercial	Real Estate	Consumer	Total
December 31, 2014
Beginning balance – January 1, 2014	$3,873	$267	$244	$4,384
Charge-offs	(458)	(45)	(185)	(688)
Recoveries	295	21	43	359
Net (charge-offs) recoveries	(163)	(24)	(142)	(329)
Provision	(219)	(48)	81	(186)
Ending balance – December 31, 2014	$3,491	$195	$183	$3,869
December 31, 2013
Beginning balance – January 1, 2013	$4,846	$203	$155	$5,204
Charge-offs	(1,171)	(108)	(395)	(1,674)
Recoveries	568	55	40	663
Net (charge-offs) recoveries	(603)	(53)	(355)	(1,011)
Provision	(370)	117	444	191
Ending balance – December 31, 2013	$3,873	$267	$244	$4,384

Management has taken steps to address current problem loans and has attempted to implement an infrastructure to prevent nonperforming loans and charge-offs from reaching the levels of the past few years in the future.

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

Underwriting has also been largely centralized and is an independent function of lending. All commercial loan requests >$25 thousand, all consumer loan requests >$50 thousand, and all unsecured loan requests >$10 thousand are centrally underwritten. Additionally, any loan request to a customer with aggregate exposure >$100 thousand requires centralized underwriting. Underwriting provides an approve/deny recommendation and loans with a deny recommendation cannot be approved outside the Officers’ Loan Committee.

In addition to centralizing the account monitoring and underwriting processes, the Bank has significantly strengthened its lending policy. Loan approval levels have been adjusted downward and customers with loan exposure in excess of $1.5 million require approval from the Board of Directors.

Nonaccrual & Impaired Loans.  Before loans are charged off, they typically go through a phase of nonperforming status. Various stages exist when dealing with such nonperformance. The first stage is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time. These accounts may then be put on a list of loans to “watch” as they continue to under-perform according to original terms. Loans are placed on nonaccrual status when management believes the collection of the principal and interest is doubtful. A delinquent loan is generally placed on nonaccrual status when principal and/or interest is past due 90 days or more or if the financial strength of the borrower has declined, collateral value has declined or other facts would make the repayment of the loan suspect, unless the loan is well-secured or in the process of collection. When a loan is placed on nonaccrual, all interest which has been accrued is charged back against current earnings as a reduction in interest income, which adversely affects the yield on loans in the period of reversal. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Loans placed on nonaccrual status may be returned to accrual status after payments are received for a minimum of six consecutive months in accordance with the loan documents, and any doubt as to the loan’s full collectability has been removed or the troubled loan is restructured and evidenced by a credit evaluation of the borrower’s financial condition and the prospects for full payment.

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

Summary of Impaired Loans.  The following schedule summarizes impaired and non-performing loans at December 31,

	(Dollars in thousands)
	2014	2013
Impaired loans	$11,277	$11,357
Loans accounted for on a nonaccrual basis	$7,729	$7,788
Accruing loans, which are contractually past due 90 days or more as to interest or principal payments	—	—
Total nonperforming loans	$7,729	$7,788
Nonperforming loans to allowance for loan losses	199.8%	177.6%

Nonperforming loans, comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual, totaled $7.7 million at December 31, 2014, a decrease of $0.1 million or 0.8%, compared to nonperforming loans of $7.8 million at December 31, 2013. The decrease in nonperforming loans was primarily due to management’s proactive approach to identify and resolve nonperforming loans and to the reclassification of $0.8 million of principal to OREO, the payoff of $2.0 million, $0.2 million which was subsequently upgraded, and the charge-off/charge-down of $1.0 million, offset by the addition of $3.8 million. Nonperforming loans to total loans was 5.28% at December 31, 2014 and 5.30% at December 31, 2013. Nonperforming loans represented 3.83% of total assets at December 31, 2014 compared to 3.88% at December 31, 2013.

The allowance for loan losses, specifically related to impaired loans at December 31, 2014 and December 31, 2013 was $1.2 million for each year, related to loans with principal balances of $11.3 million and $11.4 million respectively. The Company’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.

Troubled Debt Restructurings.  In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near term. In most cases, the modification is either a concessionary reduction in interest rate, extension of the maturity date, or reduction in the principal balance that would otherwise not be considered. Concessionary modifications are classified as troubled debt restructurings unless the modification results in only an insignificant delay in the payments to be received. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be collateral dependent, the loan is reported at the fair value of the collateral. All such restructured loans are considered impaired loans and may either be in accruing or nonaccruing status. If the borrower has demonstrated performance under the previous terms and the Company’s underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. The Company continues to work with customers to modify loans for borrowers who are experiencing financial difficulties.

Troubled debt restructured loans totaled $5.2 million at December 31, 2014 and $4.5 million as of December 31, 2013. Of those balances, $3.3 million was on accrual basis as of December 31, 2014 and December 31, 2013. During 2014, 15 loan relationships totaling $1.5 million in principal were restructured.

There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings as of December 31, 2014.

Other Real Estate Owned.  As of December 31, 2014, the Bank’s OREO portfolio consisted of 11 properties with a cost basis of $1.1 million and a nominal valuation allowance bringing the carrying value to $1.1 million. Management believes the carrying value for the OREO portfolio approximated liquidation value as of December 31, 2014. It is the intention of the Board of Directors and management to liquidate all OREO properties in existence as of December 31, 2014 prior to December 31, 2015.

Investment Portfolio.  The Company’s available for sale investment portfolio decreased $3.5 million (10.0%) to $31.2 million as of December 31, 2014 from $34.6 million as of December 31, 2013. The decrease resulted from maturity and principal payments totaling $4.0 million, sales of $4.7 million offset by purchases of $5.1 million, and gains in market value of $0.2 million, less amortization of $0.3 million. As of December 31, 2014, the investment portfolio reported an unrealized loss of $10 thousand versus an unrealized loss of $153 thousand at December 31, 2013.

	(Dollars in thousands) As of December 31,
	2014	2013
Securities available for sale
U.S. government securities	$5,067	$—
U.S. government federal agencies	13,869	13,712
State and local governments	1,035	7,339
Mortgage backed securities	11,193	13,579
Total	$31,164	$34,630

At December 31, 2014, there were no concentrations of securities of any one issuer whose carrying value exceeded 10% of shareholders’ equity.

Maturity Schedule of Investment Securities.  Maturity schedule (by contractual maturity of the Company’s investment securities, by carrying value, and the related weighted average yield at December 31, 2014:

	(Dollars in thousands)
	Maturing in One Year or Less		Maturing After One Year Through Five Years		Maturing After Five Years Through Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government securities	$—	0.00%	$4,056	1.03%	$1,011	1.89%	$—	0.00%
U.S. government federal agencies	—	0.00%	12,362	1.23%	1,507	1.94%	—	0.00%
State and local governments	457	2.30%	578	1.85%	—	0.00%	—	0.00%
Mortgage backed securities	—	0.00%	3	1.94%	812	1.76%	10,378	2.10%
Total	$457	2.30%	$16,999	1.20%	$3,330	1.88%	$10,378	2.10%

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

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Cash and Cash Equivalents.  Cash and cash equivalents totaled $16.6 million as of December 31, 2014, a $1.6 million, or 10.9%, increase from the December 31, 2013 balance of $15.0 million.

Premises and Equipment.  Premises and equipment decreased $233 thousand or 7.1% to $3.1 million at December 31, 2014 from $3.3 million at December 31, 2013. The decrease can be attributed to depreciation expense of $333 thousand during 2014.

Other Assets.  With the reversal of the $5.1 million deferred tax asset allowance, other assets increased $4.7 million or 319.4% to $6.1 million at December 31, 2014 from $1.4 million at December 31, 2013. Absent the deferred tax asset allowance, other assets declined $0.4 million.

Deposits and Borrowings.  The Company’s primary source of funds is customer deposits. The Bank offers a variety of deposit products in an attempt to remain competitive and respond to changes in consumer demand. The Company relies primarily on its high quality customer service, sales programs, customer referrals, and advertising to attract and retain these deposits. Deposits provide the primary source of funding for the Company’s lending and investment activities and the interest paid for deposits must be carefully managed to control the level of interest expense.

The deposit portfolio decreased $7.6 million, or 4.1%, to $178.0 million as of December 31, 2014 from $185.6 million as of December 31, 2013. Although both NOW and noninterest bearing accounts were up $1.8 million, or 8.7% and $2.6 million (12.7%) respectively year-over-year, significant decreases occurred in certificates of deposit ($12.6 million or 14.7%). The decrease in time deposits can be attributed to a pricing strategy of setting competitive offering rates, but not the highest deposit rates in our market, resulting in a 15 bps year-over-year decrease in cost of deposits. Management expects these trends to moderate in 2015.

Large Time Deposits.  The following table sets forth the maturities of the Bank’s certificates of deposit having principal amounts greater than $100,000 at December 31:

	(Dollars in thousands)
	2014	2013
Certificates of deposit maturing in quarter ending:
Three months or less	$7,088	$4,532
Over three months through six months	3,002	3,283
Over six months through twelve months	11,024	8,740
Over twelve months	15,161	26,416
Total	$36,275	$42,971

Average Deposits.  Average deposit balances and average rates paid are summarized as follows for the years ended December 31:

	(Dollars in thousands)
	2014		2013
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$22,248	0.00%	$20,949	0.00%
Interest bearing demand deposits	21,795	0.11	19,676	0.13
Savings deposits	60,735	0.18	64,257	0.23
Time deposits	79,794	1.31	95,649	1.47
Total	$184,572	0.64%	$200,531	0.79%

The 2012 Consent Order prohibits the Bank from acquiring or renewing brokered deposit agreements. To date, this restriction has not materially impacted funding, as alternate sources of liquidity have been identified and appear to be adequate to meet near term requirements. As of December 31, 2014, one brokered deposit agreement totaling $3.0 million remains with a maturity date of March 23, 2015.

Other Borrowings.  Borrowed funds totaled $6.1 million as of December 31, 2014, a $216 thousand, or 3.4%, decrease from the December 31, 2013 balance. The borrowings consist of three loans to Bancorp. The loans must be repaid from cash at Bancorp. Per the 2012 Consent Order with the FDIC, the Bank is not permitted to make any forms of payments to Bancorp. Bancorp’s cash position was $921 thousand as of December 31, 2014. Subsequent to December 31, 2014, the Company has entered into an agreement to sell an OREO property for $54 thousand. This OREO resulted from the foreclosure of a real estate development loan. Of the 65 original building lots, a total of 40 have been sold, 25 lots remain with 1 of those in contract. Management believes the proceeds from the exercise of existing common stock warrants and ongoing OREO sales will be adequate to meet the Company’s debt service payments during 2015.

As of February 9, 2015, the Company had renegotiated a portion of the $5.0 million note payable due December 29, 2015. An interest only note for $1,644,546.60, due August 4, 2021, with a fixed interest rate of 6.00%, and 28,675 shares of the Company's common stock have been exchanged for $2.3 million of the original $5.0 million note. The remaining $2.7 million of the original $5.0 million note will continue unaltered, earning a fixed rate of 8.00% with the remaining principal of $2.7 million due December 29, 2015.

(Dollars in thousands)
Description	Balance of Loan as of 12/31/14	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$5,000,000	8.00%	Monthly	Interest Only	12/29/2015
Loan 2	$662,370	4.75%	Monthly	Amortizing	11/21/2019
Loan 3	$485,132	4.25%	Monthly	Amortizing	6/25/2019

No FHLB borrowings were outstanding as of December 31, 2014 or December 31, 2013. The Bank had an approved FHLB line-of-credit of $16.0 million as of December 31, 2014. In addition, the Company has collateralized federal fund lines of $5.0 million with the FRB and $1.0 million with Great Lakes Bankers Bank. Neither line was drawn upon as of December 31, 2014. The FHLB line was secured via the pledge of mortgage loans totaling $34.6 million, the Federal Reserve federal fund line is secured via the pledge of $7.8 million of automobile loans and the Great Lakes Bankers Bank line is secured via the pledge of cash.

Accrued Interest Payable.  Accrued interest payable on deposits decreased by $443 thousand, or 22.9%, from $1.9 million at December 31, 2013 to $1.5 million at December 31, 2014. This decrease is the result of, and in line with, the year over year decrease in certificates of deposit.

Other Liabilities.  Other liabilities were flat at $1.4 million, increasing by $23 thousand from December 31, 2013 to December 31, 2014. Accounts payable, a major component of other liabilities, declined $181 thousand from December 31, 2013 to December 31, 2014. This decrease is attributable to the timing of payments. Pension liabilities also increased $204 thousand, or 38.6%, to $733 thousand at December 31, 2014.

Concentrations of Credit Risk.  Financial institutions, such as the Bank, generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. Citizens Bank’s loan portfolio is concentrated geographically in central Ohio. Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for these properties totaled $28.6 million at December 31, 2014 versus $26.5 million at December 31, 2013. At December 31, 2014, non-owner occupied residential real estate represented 19.5% of the loan portfolio, up from 18% of the Bank’s loan portfolio at December 31, 2013. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 4.8% at December 31, 2014.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated from operating activities was $0.7 million in the year ended in December 31, 2014 and $1.1 million in the year ended December 31, 2013. The major adjustment made to reconcile net income to cash provided by or used in operations during the periods presented was the adjustment for the removal of the deferred tax asset allowance of $5.1 million. The gain on the sale of OREO properties, and offsetting increases and decreases in accrued interest payable and other assets were additional major adjustments.

The primary investing activity of the Bank is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities.

In considering the more typical investing activities, during 2014, $8.7 million was generated from the combination of maturity, pay-downs, calls or sale of available for sale investment securities and $5.1 million was used to purchase available for sale securities during 2014. Proceeds from the sale of OREO generated $2.9 million in cash during the year ended December 31, 2014. During 2013, $8.9 million was generated from the combination of maturity, pay-downs, calls or sale of available for sale investment securities and $17.2 million was provided by a decline in loan growth. There were no purchases of available for sale investment securities during 2013. Proceeds from the sale of OREO generated $2.2 million during 2013.

For 2014, total deposits decreased by $7.6 million versus a decline of $24.2 million during 2013. The Company had no activity in FHLB advances during either 2014 or 2013. The 2014 capital campaign raised $3.2 million after all related expenses were deducted. For additional information about cash flows from the Bank’s operating, investing, and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

As disclosed in Note I of the notes to consolidated financial statements, the Company has also entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. As a result of the Company’s off-balance sheet arrangements for 2014 and 2013, no material revenue, expenses, or cash flows were recognized. In addition, the Company had no other indebtedness or retained interests nor entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of
Citizens Independent Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Citizens Independent Bancorp, Inc. and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. Citizens Independent Bancorp, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Independent Bancorp, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Suttle & Stalnaker, PLLC

Parkersburg, West Virginia
March 17, 2015

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio

CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	(Dollars in thousands)
	2014	2013
ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$13,290	$6,758
Federal funds sold	3,343	8,246
Total cash and cash equivalents	16,633	15,004
Securities available for sale	31,164	34,630
Other investment securities	859	859
Loans	146,426	147,017
Allowance for loan losses	(3,869)	(4,384)
Net loans	142,557	142,633
Premises and equipment, net	3,050	3,283
Accrued interest receivable	348	446
Other real estate owned	1,068	2,532
Other assets	6,144	1,465
TOTAL ASSETS	$201,823	$200,852
LIABILITIES
Deposits
Noninterest bearing	$23,153	$20,539
Interest bearing	154,814	165,032
Total deposits	177,967	185,571
Borrowed funds	6,147	6,363
Accrued interest payable	1,492	1,935
Other liabilities	1,380	1,357
TOTAL LIABILITIES	186,986	195,226
SHAREHOLDERS' EQUITY
Cumulative preferred stock of no par value; 100,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock of no par value; 2,000,000 shares authorized and 638,555 shares issued and 584,175 shares outstanding at December 31, 2014 and 900,000 shares authorized and 399,748 shares issued and 345,368 outstanding at December 31, 2013	12,297	9,307
Common stock warrants, 119,003 warrants issued and 118,253 outstanding at December 31, 2014 and 0 warrants issued and outstanding at December 31, 2013	187	—
Retained earnings	9,458	3,380
Treasury stock, at cost, 54,380 shares at December 31, 2014 and at December 31, 2013	(6,590)	(6,590)
Accumulated other comprehensive income (loss)	(515)	(471)
TOTAL SHAREHOLDERS' EQUITY	14,837	5,626
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$201,823	$200,852

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2014 and 2013

	(Dollars in thousands, except per share data)
	2014	2013
INTEREST INCOME
Interest and fees on loans	$7,689	$8,686
Interest and dividends on investment securities	738	776
Interest on federal funds sold	26	19
TOTAL INTEREST INCOME	8,453	9,481
INTEREST EXPENSE
Interest on deposits	1,178	1,579
Interest on borrowed funds	456	468
TOTAL INTEREST EXPENSE	1,634	2,047
NET INTEREST INCOME	6,819	7,434
Provision for loan losses	(186)	191
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,005	7,243
NONINTEREST INCOME
Service charges	451	514
Net gain (loss) on sale of securities	202	31
Net gain (loss) on sale of loans	—	83
Net gain (loss) on sale of repossessed assets	464	271
Credit card income and fees	339	324
Other	272	335
TOTAL NONINTEREST INCOME	1,728	1,558
NONINTEREST EXPENSES
Salaries and employee benefits	3,392	3,670
Net occupancy and equipment expenses	1,048	1,072
Other real estate owned expense	308	128
FDIC insurance expense	401	480
Legal and professional fees	434	363
Data processing	314	345
Advertising	205	185
Examinations and audits	341	165
Pension expense	59	220
Telephone	87	113
Other professional fees	150	111
Director fees	174	68
Dues and subscriptions	172	77
Other insurance	142	102
Other operating expenses	527	1,095
TOTAL NONINTEREST EXPENSES	7,754	8,194
INCOME BEFORE INCOME TAXES	979	607
Income tax expense (benefit)	(5,099)	—
NET INCOME	$6,078	$607
Basic earnings per common share	$11.21	$1.84
Diluted earnings per common share	$11.08	$1.84

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2014 and 2013

	(Dollars in thousands)
	2014	2013
Net income	$6,078	$607
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial gain (loss) on pension plan, net of income taxes of ($70) and $125 for the years ended December 31, 2014 and 2013, respectively	(138)	229
Net unrealized holding gain (loss) on securities available for sale, net of income taxes of $118 and $(336) for the years ended December 31, 2014 and 2013, respectively	227	(653)
Reclassification for gains recognized on sale of securities available for sale, net of income taxes of $69 and $11 for the years ended December 31, 2014 and 2013, respectively	(133)	(20)
Other comprehensive income (loss)	(44)	(444)
Comprehensive income	$6,034	$163

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2014 and 2013

	(Dollars in thousands)
	Common stock	Common stock subscribed	Common stock warrants	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total
Balances at January 1, 2013	$8,807	$500	$—	$2,773	$(6,529)	$(27)	$5,524
Comprehensive Income:
Net income				607			607
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale						(673)	(673)
Change in unrecognized gain (loss) on pension						229	229
Stock Repurchase – 625 shares					(61)		(61)
Common stock issued – 28,968 shares	500	(500)					—
Balances at December 31, 2013	$9,307	$—	$—	$3,380	$(6,590)	$(471)	$5,626
Comprehensive Income:
Net income				6,078			6,078
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale						94	94
Change in unrecognized gain (loss) on pension						(138)	(138)
Common stock warrants issued – 119,003 warrants			188				188
Common stock warrants exercised – 750 warrants	12		(1)				11
Common stock issued – 238,057 shares	2,978						2,978
Balances at December 31, 2014	$12,297	$—	$187	$9,458	$(6,590)	$(515)	$14,837

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014 and 2013

	(Dollars in thousands)
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,078	$607
Adjustment to reconcile net income to net cash provided by operating activities
Provision for loan losses	(186)	191
Depreciation and amortization	333	389
Deferred income taxes	(5,099)	—
Investment securities amortization (accretion), net	173	224
Provision for other real estate owned losses	127	26
Change in value of bank owned life insurance	(8)	—
Net (gain) loss on sale of other real estate owned	(464)	(271)
Net (gain) loss on sale of investments	(202)	(31)
Net (gain) loss on disposition of premises and equipment	20	110
Net (gain) loss on sale of loans	—	(83)
Proceeds from sale of loans	—	4,149
Loans originated for sale	—	(3,389)
Net change in:
Accrued interest receivable	98	89
Accrued interest payable	(443)	(97)
Other assets	451	68
Other liabilities	(186)	(931)
Net cash provided by operating activities	692	1,051
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available for sale securities	(5,070)	—
Proceeds from maturities of available for sale securities	3,998	8,891
Proceeds from sale of available for sale securities	4,710	—
Proceeds from sale of other securities	—	80
Net changes in loans	(858)	17,176
Proceeds from the sale of other real estate owned	2,920	2,214
Purchases of premises and equipment	(120)	(123)
Net cash provided by investing activities	5,580	28,238
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(7,604)	(24,236)
Payments on loans payable	(216)	(203)
Purchase of treasury stock	—	(61)
Issuance of common stock	3,177	—
Net cash provided by (used in) financing activities	(4,643)	(24,500)
Net increase in cash and cash equivalents	1,629	4,789
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,004	10,215
CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,633	$15,004

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Citizens Independent Bancorp, Inc. (the Bancorp) is a bank holding company whose wholly-owned bank subsidiary, The Citizens Bank of Logan (the Bank), together referred to as the Company, is engaged in the business of commercial and retail banking services with operations conducted through offices in Hocking, Athens and Fairfield counties. These communities and surrounding areas are the source of substantially all the Company’s deposit and loan activities. Secured loans are secured by business assets, consumer assets, residential real estate, and non-residential real estate. The majority of Company income is derived from commercial, real estate, and retail lending activities and investments. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

In October 2012, the Bank entered into a publicly available Consent Order with the Federal Deposit Insurance Corporation (FDIC) and a written agreement with the Ohio Division of Financial Institutions (DFI) (collectively, referred to as the Orders) which require the Bank to take a number of actions. Significant among the required actions is the development of a Capital Plan which will result in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its total assets at a minimum of 8.50% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. The Orders contain a number of listed deliverables and filing deadlines.

Basis of Financial Statement Presentation

The accounting and reporting policies of the Bancorp and its Subsidiary conform with accounting principles generally accepted in the United States of America and to general practices followed within the banking industry.

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

Debt securities not classified as held-to-maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses, net of the deferred income tax effect, reported in accumulated other comprehensive income. Realized gains (losses) on securities available for sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of income tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

Notes to Consolidated Financial Statements

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Declines in the fair value of individual held-to-maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses of which none have been reported in the periods presented.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses and unearned discounts. Interest on loans is accrued based on principal amounts outstanding.

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

Interest accrued in the current year but not collected for loans that are placed on nonaccrual or charged off is reversed against current interest income and unpaid interest accrued in prior years is charged to the allowance for loan losses. The interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific, general and environmental components. The specific component relates to loans that are classified as doubtful, substandard, or troubled debt restructurings (TDRs). For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by- case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including

Notes to Consolidated Financial Statements

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Troubled Debt Restructurings (TDRs)

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

Other Real Estate Owned (OREO)

OREO is recorded at fair value less anticipated selling costs (net realizable value) and consists of property acquired through foreclosure and real estate held for sale. If the net realizable value is below the carrying value of the loan at the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in the fair value of real estate are classified as OREO devaluations, which are reported as adjustments to the carrying value of OREO and are recorded as a charge to operations included in noninterest expense. In certain circumstances where management believes the devaluation may not be permanent in nature, the Company utilizes a valuation allowance to record OREO devaluations, which is also expensed through noninterest expense. Costs relating to development and improvement of such properties are capitalized (not in excess of fair value less estimated costs to sell) and costs relating to holding the properties are charged to expense.

Bank Owned Life Insurance

The Company has purchased a life insurance policy on one retired executive. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Increases in the asset value are recorded as earnings in other income.

Notes to Consolidated Financial Statements

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Accumulated Other Comprehensive Income

The accumulated other comprehensive income component of equity results from the unrealized gains and losses on available for sale securities and from the unrecognized actuarial loss of the pension plan.

	(Dollars in thousands)
	2014	2013
Securities available for sale	$(7)	$(101)
Unrecognized actuarial loss of the pension plan	(508)	(370)
Accumulated other comprehensive income	$(515)	$(471)

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

Earnings Per Common Share

Earnings per common share are net income available to common shareholders divided by the weighted average common shares outstanding during the period. The factors used in the earnings per share computation follow:

	(Dollars in thousands, except per share data)
	2014	2013
Net income	$6,078	$607
Weighted average common shares outstanding	542,398	330,779
Basic earnings per common share	$11.21	$1.84
Total shares and warrants	548,348	330,779
Diluted earnings per share	$11.08	$1.84

At December 31, 2014, there are 118,253 warrants outstanding. Each warrant allows the holder to purchase a share of Citizens Independent Bancorp, Inc. common stock at a price equal to 90% of the book price per share at the close of the preceding month. These warrants expire on June 25, 2016.

In 2014, the Company offered a total of 369,754 common shares plus 184,877 warrants, for a total of 554,631 shares, selling a total of 238,057 shares and issuing a total of 119,003 warrants with those shares. Net proceeds after expenses were $3.2 million. Other than an investment in Citizens Bank, the Company currently has no arrangements or understandings regarding any specific use of proceeds.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of securities available for sale, allowance for loan losses, subsequent loss write-downs on other real estate owned, accumulated depreciation, nonaccrual interest on loans, and accrued employee benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Bancorp files consolidated income tax returns with its Subsidiary.

Advertising

Advertising costs are charged to operations when incurred.

Notes to Consolidated Financial Statements

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Statements of Cash Flows

The Company considers cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold, all of which have an original maturity of 90 days or less, to be cash and cash equivalents for purposes of the statements of cash flows. The following are supplemental disclosures for the years ended December 31, 2014 and 2013, respectively.

	(Dollars in thousands)
	2014	2013
Cash paid during the year for interest	$2,077	$2,144
Cash paid during the year for income taxes	$—	$—
Non cash investing and financing activities
Transfer of loans to real estate owned	$803	$2,128

Industry Segments

While the Bancorp’s chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Recent Accounting Pronouncements

Recent Accounting Pronouncements — In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Adoption of ASU No. 2014-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration and the U.S. Department of Housing and Urban Development. The amendments require that a mortgage loan be derecognized, and that a separate other receivable be recognized upon foreclosure if the conditions are met (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, or (3) at the time of foreclosure, any amount of the claim that is determined on the basis of fair value of the real estate is fixed. The new receivable is to be measured based on the amount of the loan balance (principal and interest) that the creditor expects to recover from the guarantor. ASU No. 2014-14 is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2014. Adoption of ASU No. 2014-14 is not expected to have a significant impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE B — RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain certain daily cash and due from bank reserve balances in accordance with regulatory requirements. The balance maintained under such requirements was $889,000 and $778,000 as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Bank was required to maintain a minimum balance of $879,000 with Great Lakes Bankers Bank.

NOTE C — INVESTMENT SECURITIES

The amortized cost of securities and their estimated fair values are as follows:

	(Dollars in thousands)
	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,049	$18	$—	$5,067	$—	$—	$—	$—
U.S. government federal agencies	13,905	31	(67)	13,869	13,937	8	(233)	13,712
State and local governments	1,029	7	(1)	1,035	7,015	334	(10)	7,339
Mortgage backed securities	11,191	67	(65)	11,193	13,831	36	(288)	13,579
Total	$31,174	$123	$(133)	$31,164	$34,783	$378	$(531)	$34,630

The following is a summary of maturities of securities available for sale as of December 31, 2014:

	(Dollars in thousands)
	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$450	$457
After one year through five years	17,035	16,999
After five years through ten years	3,302	3,330
After ten years	10,387	10,378
Total	$31,174	$31,164

Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. The amortized cost and fair value of mortgage-backed securities are presented in the available for sale category by contractual maturity in the preceding table.

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2014, the Bank sold the tax exempt municipal securities portfolio. Total proceeds were $4.7 million and the realized gross gain was $0.2 million. In 2013, the Bancorp sold a portion of other securities held for investment realizing total proceeds of $80,000 and realized gains of $31,000.

There were no securities transferred between classifications during 2014 and 2013.

Investment securities with a carrying amount of approximately $28,793,000 and $31,835,000 were pledged to secure deposits as required or permitted by law at December 31, 2014, and 2013, respectively.

The caption “Other investment securities” in the consolidated balance sheets consists of Federal Home Loan Bank stock. This equity security is carried at cost since it may only be sold back to the Federal Home Loan Bank or another member at par value.

Notes to Consolidated Financial Statements

NOTE C — INVESTMENT SECURITIES  – (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(Dollars in thousands)
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2014
U.S. government federal agencies	$3,088	$(9)	$4,979	$(58)	$8,067	$(67)
State and local governments	578	(1)	—	—	578	(1)
Mortgage backed securities	1,985	(8)	3,684	(57)	5,669	(65)
Total	$5,651	$(18)	$8,663	$(115)	$14,314	$(133)
December 31, 2013
U.S. government federal agencies	$12,416	$(233)	$—	$—	$12,416	$(233)
State and local governments	570	(10)	—	—	570	(10)
Mortgage backed securities	9,791	(288)	—	—	9,791	(288)
Total	$22,777	$(531)	$—	$—	$22,777	$(531)

The investment portfolio contains unrealized losses of direct obligations of U.S. securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

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

NOTE D — LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the periods indicated:

	(Dollars in thousands)
	Commercial	Real Estate	Consumer	Total
December 31, 2014
Beginning balance – January 1, 2014	$3,873	$267	$244	$4,384
Charge-offs	(458)	(45)	(185)	(688)
Recoveries	295	21	43	359
Net (charge-offs) recoveries	(163)	(24)	(142)	(329)
Provision	(219)	(48)	81	(186)
Ending balance – December 31, 2014	$3,491	$195	$183	$3,869

Notes to Consolidated Financial Statements

NOTE D — LOANS AND ALLOWANCE FOR LOAN LOSSES  – (continued)

	(Dollars in thousands)
	Commercial	Real Estate	Consumer	Total
December 31, 2013
Beginning balance – January 1, 2013	$4,846	$203	$155	$5,204
Charge-offs	(1,171)	(108)	(395)	(1,674)
Recoveries	568	55	40	663
Net (charge-offs) recoveries	(603)	(53)	(355)	(1,011)
Provision	(370)	117	444	191
Ending balance – December 31, 2013	$3,873	$267	$244	$4,384

The following tables present the recorded investment with respect to loans and the related allowance by portfolio segment at the dates indicated:

	(Dollars in thousands)
	Collectively Evaluated		Individually Evaluated		Total
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
December 31, 2014
Commercial	$2,422	$77,651	$1,069	$10,338	$3,491	$87,989
Real estate	124	38,091	71	665	195	38,756
Consumer	169	19,407	14	274	183	19,681
Total	$2,715	$135,149	$1,154	$11,277	$3,869	$146,426
December 31, 2013
Commercial	$2,802	$81,716	$1,071	$9,874	$3,873	$91,590
Real estate	183	33,219	84	778	267	33,997
Consumer	189	21,183	55	247	244	21,430
Total	$3,174	$136,118	$1,210	$10,899	$4,384	$147,017

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

5 — Special Mention

The weighted overall risk associated with this credit is considered higher than normal (but still acceptable) or the loan possesses deficiencies which corrective action by the Bank would remedy, thereby reducing risk.

6 — Substandard

The weighted overall risk associated with this credit (based on each of the Bank’s creditworthiness criteria) is considered undesirable, the credit demonstrates a well-defined weakness or the Bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected.

7 — Doubtful

Weakness makes collection or liquidation in full (based on currently existing facts) improbable.

8 — Loss

This credit is of little value and not warranted as a bankable asset. Accordingly, the Bank does not carry any loans on the books that are graded 8 — loss, instead these loans are charged off.

Notes to Consolidated Financial Statements

NOTE D — LOANS AND ALLOWANCE FOR LOAN LOSSES  – (continued)

The Bank’s strategy for credit risk management includes ongoing credit examinations and management reviews of loans exhibiting deterioration of credit quality. Such monitoring is being done on an ongoing basis according to the following timeframe: $250,000 to $1,000,000 exposure, annually; $1,000,000 exposure, semiannually; watch list loans with aggregate exposure >$100,000 are analyzed each quarter. A deteriorating credit indicates an elevated likelihood of delinquency. When a loan becomes delinquent, its credit grade is reviewed and changed accordingly. Each downgrade to a classified credit results in a higher percentage of reserve to reflect the increased likelihood of loss for similarly graded credits. Further deterioration could result in a certain credit being deemed impaired resulting in a collateral valuation for purposes of establishing a specific reserve which reflects the possible extent of such loss for that credit.

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at December 31, 2014 and December 31, 2013.

Commercial Credit Exposure

Credit risk profile by credit worthiness category

Commercial Credit Exposure	(Dollars in thousands)
	Commercial Mortgage		Commercial Other
	12/31/14	12/31/13	12/31/14	12/31/13
Category
Pass	$61,047	$58,765	$13,014	$11,424
5	4,524	11,468	344	2,480
6	8,131	6,657	230	722
7	699	74	—	—
Total	$74,401	$76,964	$13,588	$14,626

Consumer Credit Exposure

Credit risk profile by credit worthiness category

	(Dollars in thousands)
	Residential Real Estate		Consumer Equity		Consumer Auto		Consumer Other
	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13
Category
Pass	$37,729	$32,201	$6,945	$7,351	$10,649	$11,908	$1,888	$1,738
5	430	792	77	210	54	62	—	—
6	597	1,004	15	105	53	53	—	—
7	—	—	—	—	—	3	—	—
Total	$38,756	$33,997	$7,037	$7,666	$10,756	$12,026	$1,888	$1,738

Notes to Consolidated Financial Statements

NOTE D — LOANS AND ALLOWANCE FOR LOAN LOSSES  – (continued)

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing commercial, mortgage, and consumer loans. Impairment is evaluated in total for smaller balance loans of a similar nature, and on an individual loan basis for other loans. The following tables set forth certain information regarding the Bank’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of the periods indicated:

	(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded:
Commercial mortgage	$7,027	$7,368	$—
Commercial other	67	67	—
Residential real estate	223	278	—
Consumer equity	15	16	—
Consumer auto	106	109	—
Subtotal	7,438	7,838	—
With an allowance recorded:
Commercial mortgage	3,100	3,191	925
Commercial other	144	168	144
Residential real estate	442	449	71
Consumer equity	153	153	14
Consumer auto	—	—	—
Subtotal	3,839	3,961	1,154
Total	$11,277	$11,799	$1,154
December 31, 2013
With no related allowance recorded:
Commercial mortgage	$6,824	$7,048	$—
Commercial other	113	115	—
Residential real estate	558	615	—
Consumer equity	96	97	—
Consumer auto	132	135	—
Subtotal	7,723	8,010	—
With an allowance recorded:
Commercial mortgage	2,352	3,629	624
Commercial other	656	792	447
Residential real estate	452	455	84
Consumer equity	165	166	53
Consumer auto	9	9	2
Subtotal	3,634	5,051	1,210
Total	$11,357	$13,061	$1,210

Notes to Consolidated Financial Statements

NOTE D — LOANS AND ALLOWANCE FOR LOAN LOSSES  – (continued)

The following tables present the average recorded investments in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class for the periods indicated.

	(Dollars in thousands)
	No Related Allowance Recorded		With Related Allowance Recorded		Total
	Average Recorded Investment	Total Interest Income Recognized	Average Recorded Investment	Total Interest Income Recognized	Average Recorded Investment	Total Interest Income Recognized
December 31, 2014
Commercial
Mortgage	$7,529	$115	$2,512	$25	$10,041	$140
Other	148	3	230	—	378	3
Residential real estate	238	5	515	18	753	23
Consumer
Equity	63	—	156	10	219	10
Auto	107	2	2	—	109	2
Other	—	—	—	—	—	—
TOTAL	$8,085	$125	$3,415	$53	$11,500	$178
December 31, 2013
Commercial
Mortgage	$4,014	$148	$3,118	$—	$7,132	$148
Other	2,454	4	951	—	3,405	4
Residential real estate	699	3	286	18	985	21
Consumer
Equity	51	—	167	11	218	11
Auto	175	11	5	—	180	11
Other	15	—	—	—	15	—
TOTAL	$7,408	$166	$4,527	$29	$11,935	$195

The following table summarizes information relative to troubled debt restructured (TDR) loans which were modified during the years ended December 31, 2014 and 2013.

		(Dollars in thousands)
	Number of TDRs	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2014
Commercial mortgage	5	$1,260	$1,260
Real estate residential	4	$251	$251
Consumer	6	30	30
Total	15	$1,541	$1,541
December 31, 2013
Commercial mortgage	1	$287	$283
Real estate residential	1	212	202
Consumer	4	50	53
Total	6	$549	$538

Notes to Consolidated Financial Statements

NOTE D — LOANS AND ALLOWANCE FOR LOAN LOSSES  – (continued)

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

During 2014, loans were modified by a either reduction in interest rates, a change in the contractual maturity date of the note, or a final payment modification. Five loans were modified with reduced interest rates, the contractual maturity date of eight loans was extended, and two loans had a final balloon payment added at maturity.

During 2013, two loans were modified with reduced interest rates, the contractual maturity date of three loans was extended, and one loan had both the interest rate reduced and the contractual maturity date extended.

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

There have been two commercial real estate loans to a single borrower totaling $946,000 which were modified as a TDR within the previous twelve months that have subsequently defaulted as of December 31, 2014. At December 31, 2014, $200,000 of the ALLL has been specifically allocated to these loans as a result of the ASC 310 analysis.

As of December 31, 2014, there are no commitments to lend additional funds to any borrower whose loan terms have been modified in a troubled debt restructuring.

The following table presents the loan portfolio summarized by aging categories, at December 31, 2014 and 2013:

	(Dollars in thousands)
	30 – 59 Days Past Due	60 – 89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing
December 31, 2014
Commercial
Mortgage	$1,345	$238	$4,924	$6,507	$67,894	$74,401	$—
Other	17	144	20	181	13,407	13,588	—
Residential real estate	470	186	27	683	38,073	38,756	—
Consumer
Equity	—	—	—	—	7,037	7,037	—
Auto	20	6	19	45	10,711	10,756	—
Other	8	6	10	24	1,864	1,888	—
Total	$1,860	$580	$5,000	$7,440	$138,986	$146,426	$—

Notes to Consolidated Financial Statements

NOTE D — LOANS AND ALLOWANCE FOR LOAN LOSSES  – (continued)

	(Dollars in thousands)
	30 – 59 Days Past Due	60 – 89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing
December 31, 2013
Commercial
Mortgage	$1,923	$203	$3,153	$5,279	$71,685	$76,964	$—
Other	140	74	174	388	14,238	14,626	—
Residential real estate	639	156	259	1,054	32,943	33,997	—
Consumer
Equity	81	16	—	97	7,569	7,666	—
Auto	46	11	—	57	11,969	12,026	—
Other	71	60	—	131	1,607	1,738	—
Total	$2,900	$520	$3,586	$7,006	$140,011	$147,017	$—

The following summarizes loans on nonaccrual status at December 31, 2014 and 2013.

	(Dollars in thousands)
	December 31, 2014	December 31, 2013
Commercial
Mortgage	$7,200	$6,443
Other	169	529
Residential real estate	307	680
Consumer
Equity	15	105
Auto	38	31
Other	—	—
Total	$7,729	$7,788

Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for these properties totaled $28.6 million at December 31, 2014 versus $26.5 million at December 31, 2013. At December 31, 2014, non-owner occupied residential real estate represented 19.5% of the loan portfolio, up from 18% of the Bank’s loan portfolio at December 31, 2013. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 4.8% at December 31, 2014.

Notes to Consolidated Financial Statements

NOTE D — LOANS AND ALLOWANCE FOR LOAN LOSSES  – (continued)

In the ordinary course of business, the Bancorp and the Bank have and expect to continue to have transactions, including borrowings, with its officers, directors, and their affiliates. In the opinion of management, such transactions were on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time of comparable transactions with other customers and did not involve more than a normal credit risk of collectability or present any other unfavorable features to the Bancorp and the Bank. Loans to such borrowers are summarized as follows:

	(Dollars in thousands)
	2014	2013
Balance, January 1,	$16	$1,196
New loans granted	131	342
Principal payments	(136)	(886)
Change in director status	—	(636)
Balance, December 31,	$11	$16

NOTE E — PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2014 and 2013 follows:

	(Dollars in thousands)
	2014	2013
Land	$1,273	$1,273
Buildings and improvements	3,450	3,458
Furniture, fixtures, and equipment	2,339	2,317
	$7,062	$7,048
Accumulated depreciation and amortization	(4,012)	(3,765)
Total	$3,050	$3,283

The Company has entered into various operating lease arrangements. The leases expire at various dates throughout 2015 to 2018 and provide options for renewal. The total rental expense charged to operations for the years ended December 31, 2014 and 2013 amounted to $160,000 and $192,000, respectively. At December 31, 2014, the total future minimum lease commitments under the leases were:

(Dollars in thousands)
2015	$135
2016	123
2017	63
2018	33
Total	$354

NOTE F — DEPOSITS

Deposit account balances at December 31, 2014 and 2013, are summarized as follows:

	(Dollars in thousands)
	2014	2013
Noninterest bearing checking accounts	$23,153	$20,539
Interest bearing checking accounts	22,351	20,561
Savings accounts	58,951	58,330
Certificates of deposit	73,512	86,141
Total	$177,967	$185,571

Notes to Consolidated Financial Statements

NOTE F — DEPOSITS  – (continued)

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $36,275,000 and $42,971,000 at December 31, 2014 and 2013, respectively.

At December 31, 2014, scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2015	$39,355
2016	15,985
2017	8,931
2018	3,028
2019	6,110
2020 and after	103
$73,512

The Bank held deposits of approximately $528,000 and $751,000 for executive officers and directors at December 31, 2014 and 2013, respectively.

NOTE G — BORROWED FUNDS

Borrowed funds are comprised of the following at December 31:

	(Dollars in thousands)
	2014	2013
8.00% note payable to company, of which a significant owner is a shareholder of Bancorp, in monthly installments of interest only through 12/29/2015, secured by real estate	$5,000	$5,000
4.25% note payable to bank in monthly installments of $9,925 through 06/25/2019, unsecured	485	583
4.75% note payable to bank in monthly installments of $12,615 through 11/21/2019, unsecured	662	780
Total borrowed funds	$6,147	$6,363

As of February 9, 2015, the Company had renegotiated a portion of the $5.0 million note payable due December 29, 2015. An interest only note for $1,644,546.60, due August 4, 2021, with a fixed interest rate of 6.00%, and 28,675 shares of the Company’s common stock have been exchanged for $2.3 million of the original $5.0 million note. The remaining $2.7 million of the original $5.0 million note will continue unaltered, earning a fixed rate of 8.00% with the remaining principal of $2.7 million due December 29, 2015.

Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock owned by the Bank (totaling $859,000) and by 100% of the Bank’s qualifying 1 – 4 family mortgage loans in the amount of $34.6 million. Based on the collateral capacity as of December 31, 2014, total FHLB advances are limited to approximately $16,033,000. There were no FHLB borrowings outstanding at December 31, 2014 or 2013.

In addition, the Company has collateralized federal fund lines of $5.0 million with the FRB and $1.0 million with Great Lakes Bankers Bank. Neither line was drawn upon as of December 31, 2014. The Federal Reserve federal funds line is secured via the pledge of $7.8 million of automobile loans and the Great Lakes Bankers Bank line is secured via the pledge of cash.

Notes to Consolidated Financial Statements

NOTE G — BORROWED FUNDS  – (continued)

At December 31, 2014, scheduled maturities of notes payable were as follows:

(Dollars in thousands)
2015	$5,222
2016	233
2017	243
2018	255
2019	194
$6,147

NOTE H — FEDERAL INCOME TAXES

The consolidated provision for income taxes consists of the following for the years ended December 31:

	(Dollars in thousands)
	2014	2013
Income tax expense
Current tax expense (benefit)	$—	$—
Deferred tax expense (benefit)	49	303
Change in valuation allowance	(5,148)	(303)
Total	$(5,099)	$—

The consolidated provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense as indicated in the following analysis:

	(Dollars in thousands)
	2014	2013
Federal statutory income tax at 34%	$333	$206
Tax exempt income	(100)	(129)
Other	(184)	226
Change in valuation allowance	(5,148)	(303)
Total	$(5,099)	$—

The deferred tax assets and deferred tax liabilities are comprised of the following at December 31:

	(Dollars in thousands)
	2014	2013
Deferred Tax Assets
Pension accounting	$261	$191
Allowance for loan losses	682	613
Deferred compensation	16	19
OREO accounting	1,106	1,315
Nonaccrual loan interest	157	187
NOL carryforward	3,429	3,339
Securities available for sale	4	52
Other	4	5
Total deferred tax assets	5,659	5,721

Notes to Consolidated Financial Statements

NOTE H — FEDERAL INCOME TAXES  – (continued)

	(Dollars in thousands)
	2014	2013
Deferred Tax Liabilities
Depreciation	130	164
FHLB stock	166	166
Total deferred tax liabilities	296	330
Net deferred tax asset before valuation allowance	5,363	5,391
Valuation allowance	—	(5,148)
Net deferred tax asset	$5,363	$243

At year-end 2014, the Company had federal net operating loss carryforwards of approximately $10,086,000 which will begin to expire in the year 2031.

The Bancorp and Bank are subject to U.S. federal income tax. The Bancorp is no longer subject to examination by taxing authorities for years before 2011.

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to their expiration.

In the fourth quarter of 2014, the Company again evaluated the need for a deferred tax asset valuation allowance, concluded that it is more likely than not that the deferred tax asset will be realized based upon future taxable income, and reversed the entire valuation allowance on deferred tax assets of $5.1 million.

The net deferred tax asset of $5.4 million is recorded in other assets on the consolidated balance sheet.

The Company expects to realize $3.4 million of deferred tax assets related to net operating loss carryforwards well in advance of the statutory carryforward period. At December 31, 2014, $2.3 million of existing deferred tax assets were not related to net operating losses and therefore have no expiration date.

NOTE I — FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

In the normal course of business, the Bank has outstanding commitments, contingent liabilities, and other financial instruments, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheets.

Financial instruments whose contract amount represents credit risk at December 31, 2014 and 2013 were as follows:

	(Dollars in thousands)
	2014	2013
Home equity lines	$6,840	$6,469
Credit card lines	6,065	5,747
Secured by real estate	1,654	594
Other unused commitments	5,704	7,742
Standby letters of credit	41	141
Total	$20,304	$20,693

These commitments may have either fixed or variable interest rates.

Notes to Consolidated Financial Statements

NOTE I — FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK  – (continued)

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

The Bank has not incurred any losses on its commitments in either 2014 or 2013.

NOTE J — COMMITMENTS AND CONTINGENT LIABILITIES

The Bancorp and Bank periodically are subject to claims and lawsuits which arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial statements of the Company.

NOTE K — RISKS AND UNCERTAINTIES

The Bank had due from bank balances in excess of $250,000 with the following banks as of December 31, 2014:

(Dollars in thousands)
Great Lakes Bankers Bank	$2,915
Federal Reserve Bank	2,900
Total	$5,815

NOTE L — RESTRICTION ON DIVIDENDS

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. At December 31, 2014, no retained earnings were available for the payment of dividends without prior regulatory approval.

NOTE M — EMPLOYEE BENEFIT PLANS

The Bank has a qualified noncontributory, defined benefit pension plan which covers certain employees. The benefits are primarily based on years of service and earnings.

The following is a summary of the plans funded status as of December 31, 2014 and 2013:

	(Dollars in thousands)
	2014	2013
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,158	$1,497
Interest cost	51	52
Actuarial loss (gain)	274	(201)
Settlement	—	(170)
Benefits paid	(24)	(20)
Projected benefit obligation at end of year	$1,459	$1,158

Notes to Consolidated Financial Statements

NOTE M — EMPLOYEE BENEFIT PLANS  – (continued)

	(Dollars in thousands)
	2014	2013
Change in plan assets:
Fair value of plan assets at beginning of year	$630	$576
Actual return on plan assets	56	(6)
Employer contributions	64	259
Settlement	—	(179)
Benefits paid	(24)	(20)
Fair value of plan assets at end of year	$726	$630
Funded status (included in accrued liabilities)	$(733)	$(528)
Unrecognized net actuarial gain (loss) in accumulated other comprehensive income (before taxes)	$(770)	$(562)

Amounts recognized in the consolidated statements of income consist of:

	(Dollars in thousands)
	Year ended December 31,
	2014	2013
Net periodic pension cost:
Interest cost on projected benefit obligation	$51	$52
Expected return on plan assets	(39)	(8)
Settlement loss	—	87
Net amortization of deferral of (gains) losses	47	89
Net periodic pension cost	$59	$220

Other changes recognized in other comprehensive income include:

	(Dollars in thousands)
	Year ended December 31,
	2014	2013
Change in unrecognized net actuarial loss	$(208)	$354
Tax effect	70	(125)
Total recognized in other comprehensive income	$(138)	$229

Weighted-average assumptions used to determine benefit obligation at December 31, 2014 and 2013:

	2014	2013
Discount rate	4.50%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2014 and 2013:

	2014	2013
Discount rate	4.50%	3.50%
Expected return on plan assets	6.00%	1.50%

The actuarial assumptions used in the pension plan valuations are reviewed annually. The Bank’s expected return on plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation, and estimates of future long-term returns by asset class.

Notes to Consolidated Financial Statements

NOTE M — EMPLOYEE BENEFIT PLANS  – (continued)

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

The portfolio is to be diversified by investing in multiple types of investment-grade securities. Target allocation percentages for each major class of Plan assets are as follows:

Equity Securities — 85%
Fixed Income Securities — 15%

The Bank’s pension plan weighted-average asset allocations at December 31, 2014 and 2013 by asset category are as follows:

	2014	2013
Asset category:
Equity securities	74%	52%
Debt securities	0%	4%
Cash and cash equivalents	5%	41%
Other	21%	3%
Total	100%	100%
Citizens Independent Bancorp, Inc. common stock to total plan assets	5%	5%

The fair values of the Bank’s pension plan assets presented by asset class within the fair value hierarchy, as defined in Note P — Fair Value of Financial Instruments, at December 31, 2014 and 2013 are as follows:

Plan Assets

Asset Class		(Dollars in thousands)
		Fair Value Measurements at reporting date using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Cash equivalents	$32	$—	$32	$—
Fixed income	169	169	—	—
Equity securities	446	446	—	—
Other	47	47	—	—
	$694	$662	$32	$—
CIB common stock	32	—	32	—
Total Plan Assets	$726	$662	$64	$—
December 31, 2013
Cash equivalents	$242	$—	$242	$—
Fixed income	62	62	—	—
Equity securities	275	275	—	—
Other	19	19	—	—
	$598	$356	$242	$—
CIB common stock	32	—	32	—
Total Plan Assets	$630	$356	$274	$—

Notes to Consolidated Financial Statements

NOTE M — EMPLOYEE BENEFIT PLANS  – (continued)

Fair value measurements are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or traded by dealers or brokers in active over-the-counter markets. Level 2 securities include securities issued by government sponsored entities, mortgage-backed securities, and municipal bonds. Level 3 securities include those with unobservable inputs. Transfers between levels can occur due to changes in the observability of significant inputs.

The Company anticipates making contributions to the pension plan totaling $155,000 during the fiscal year ending December 31, 2015. These contributions will be required to meet ERISA’s minimum funding standards and the estimated quarterly contribution requirements during this period. The amount of the unrecognized net actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2015 is $68,475. Participants are 100% vested.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)
2015	$87
2016	70
2017	113
2018	129
2019	51
2020 – 2024	371
Total	$821

The Company offers a 401(k) profit sharing plan covering substantially all employees. The Company partially matches voluntary employee contributions of up to 4% of individual compensation. The matching percentage was 50% in 2014 and 2013. Employee contributions are vested at all times. The Company’s matching contributions become fully vested after an individual has completed seven years of service. Expense associated with the plan included in salaries and employee benefits was approximately $27,000 in 2014 and $32,000 in 2013.

NOTE N — REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank and the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined).

As of December 31, 2014 and 2013, the FDIC found that the Bank was categorized as undercapitalized per the Consent Orders. Under the regulatory framework for prompt corrective action, the Bank’s capital status may preclude the Bank from access to borrowings from the Federal Reserve System through the discount window. The Bank is also restricted from the use of brokered deposits. Also, as required by the framework, the Bank has a capital plan filed with the FDIC. The plan outlines the Bank’s steps for attaining the required

Notes to Consolidated Financial Statements

NOTE N — REGULATORY MATTERS  – (continued)

levels of regulatory capital. There are no conditions or events since that notification which management believes have changed the Bank’s category.

In 2013, the federal banking agencies issued revisions to the existing capital rules to incorporate certain changes to the Basel capital framework, including Basel III and other elements. The intent is to strengthen the definition of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. As part of the new rules, which begin to be effective in 2015, there are several provisions affecting the Bank, such as the implementation of a new common tier ratio, the start of a capital conservation buffer, and increased prompt corrective action capital adequacy thresholds.

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

Both the Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

	(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Current Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital to risk weighted assets
Consolidated	$11,779	8.8%	10,663	8.0%	N/A	N/A
Bank	17,560	13.4%	10,491	8.0%	13,114	10.0%
Tier 1 capital to risk weighted assets
Consolidated	10,113	7.6	5,332	4.0	N/A	N/A
Bank	15,893	12.1	5,245	4.0	7,868	6.0
Tier 1 capital to average assets
Consolidated	10,113	5.0	8,111	4.0	N/A	N/A
Bank	15,893	8.1	7,839	4.0	9,798	5.0
As of December 31, 2013:
Total capital to risk weighted assets
Consolidated	$7,761	5.8%	10,644	8.0%	N/A	N/A
Bank	13,679	10.3%	10,620	8.0%	13,275	10.0%
Tier 1 capital to risk weighted assets
Consolidated	6,097	4.6	5,322	4.0	N/A	N/A
Bank	12,019	9.1	5,310	4.0	7,965	6.0
Tier 1 capital to average assets
Consolidated	6,097	2.8	8,593	4.0	N/A	N/A
Bank	12,019	5.7	8,421	4.0	10,564	5.0

Notes to Consolidated Financial Statements

NOTE O — FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under this guidance are described below.

Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets and liabilities.

Level 2 — Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Accordingly, investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Bank may be required to record other assets at fair value on a nonrecurring basis, such as impaired loans and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or writedowns of individual assets.

The following describes the valuation techniques used to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Investment securities available for sale — Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or traded by dealers or brokers in active over-the-counter markets. Level 2 securities include securities issued by government sponsored entities, mortgage-backed securities, and municipal bonds. Level 3 securities include those with unobservable inputs. Transfers between levels can occur due to changes in the observability of significant inputs.

Notes to Consolidated Financial Statements

NOTE O — FAIR VALUES OF FINANCIAL INSTRUMENTS  – (continued)

The following are assets and liabilities that were accounted for or disclosed at fair value on a recurring basis:

		(Dollars in thousands)
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets:
Securities available for sale
U.S. government securities	$5,067	$5,067	$—	$—
U.S. government federal agencies	13,869	—	13,869	—
State and local governments	1,035	—	1,035	—
Mortgage backed securities	11,193	—	11,193	—
Total securities available for sale	$31,164	$5,067	$26,097	$—
December 31, 2013
Assets:
Securities available for sale
U.S. government securities	$—	$—	$—	$—
U.S. government federal agencies	13,712	—	13,712	—
State and local governments	7,339	—	7,339	—
Mortgage backed securities	13,579	—	13,579	—
Total securities available for sale	$34,630	$—	$34,630	$—

The following describes the valuation techniques used to measure certain financial assets and liabilities recorded at fair value on a nonrecurring basis in the financial statements.

Impaired loans — The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may need to be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. As of December 31, 2014, the fair value of substantially all of the impaired loans was estimated based on the fair value of the collateral. The calculated difference between the fair value of collateral and the outstanding loan balance on average approximately 9% for commercial mortgage, 68% for commercial other, 11% for residential real estate, and 8% for consumer equity. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as nonrecurring Level 3. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

Other real estate owned (OREO) — OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the consolidated balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs. The fair value of OREO is determined on a nonrecurring basis generally utilizing current appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data (level 2). However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal. Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area

Notes to Consolidated Financial Statements

NOTE O — FAIR VALUES OF FINANCIAL INSTRUMENTS  – (continued)

and its knowledge of other real estate market-related data as well as general economic trends (Level 3). Upon foreclosure, any fair value adjustment is charged against the allowance for loan losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense in the consolidated statements of income.

The following are assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis:

		(Dollars in thousands)
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets:
Impaired loans
Commercial mortgage	$9,202	$—	$—	$9,202
Commercial other	67	—	—	67
Residential real estate	594	—	—	594
Consumer equity	154	—	—	154
Consumer auto	106	—	—	106
Total impaired loans	$10,123	$—	$—	$10,123
Other real estate owned
Residential	200	—	—	200
Commercial	868	—	—	868
Total other real estate owned	$1,068	$—	$—	$1,068
December 31, 2013
Assets:
Impaired loans
Commercial mortgage	$8,552	$—	$—	$8,552
Commercial other	322	—	—	322
Residential real estate	926	—	—	926
Consumer equity	208	—	—	208
Consumer auto	139	—	—	139
Total impaired loans	$10,147	$—	$—	$10,147
Other real estate owned
Residential	670	—	—	670
Commercial	1,862	—	—	1,862
Total other real estate owned	$2,532	$—	$—	$2,532

The following methods and assumptions were used to estimate the fair value disclosures for other financial instruments as of December 31, 2014 and 2013:

Cash and cash equivalents — The fair value of cash and cash equivalents is estimated to approximate the carrying amounts.

Other investment securities — Other investment securities consist of restricted equity securities in the Federal Home Loan Bank (FHLB) and are carried at cost. Because there is no market, the carrying values of restricted equity securities approximate fair values based on the redemption provisions of the FHLB.

Notes to Consolidated Financial Statements

NOTE O — FAIR VALUES OF FINANCIAL INSTRUMENTS  – (continued)

Loans — The fair value of loans is calculated by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated cash flows do not anticipate prepayments.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented for loans would be indicative of the value negotiated in an actual sale. Impaired loans are estimated to average 10% less than recorded investment.

Accrued interest receivable and payable — The carrying amounts of accrued interest approximate fair value.

Deposits — The fair value of deposits with no stated maturity, such as noninterest bearing and interest bearing demand deposits, regular savings, and certain types of money market accounts, is equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowed funds — the carrying amounts of borrowed funds which mature within 90 days approximate their fair values. The fair values of other borrowed funds are estimated using discounted cash flow analysis that applies interest rates currently offered on similar instruments.

Off-balance-sheet instruments — The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of agreements and the present credit standing of the counterparties. The amounts of fees currently charged on commitments to extend credit and standby letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values are not shown.

The estimated fair value of the financial instruments is as follows:

			(Dollars in thousands)
			Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Financial assets:
Cash and cash equivalents	$16,633	$16,633	$—	$16,633	$—
Securities available-for-sale	31,164	31,164	5,067	26,097	—
Other investment securities	859	859	—	—	859
Net loans	142,557	145,895	—	—	145,895
Accrued interest receivable	348	348	—	—	348
Financial liabilities
Noninterest bearing deposits	$23,153	$23,153	$—	$23,153	$—
Interest-bearing deposits	154,814	155,735	—	155,735	—
Borrowed funds	6,147	6,147	—	6,147	—
Accrued interest payable	1,492	1,492	—	—	1,492
December 31, 2013
Financial assets:
Cash and cash equivalents	$15,004	$15,004	$—	$15,004	$—
Securities available-for-sale	34,630	34,630	—	34,630	—
Other investment securities	859	859	—	—	859

Notes to Consolidated Financial Statements

NOTE O — FAIR VALUES OF FINANCIAL INSTRUMENTS  – (continued)

			(Dollars in thousands)
			Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Net loans	142,633	147,703	—	—	147,703
Accrued interest receivable	446	446	—	—	446
Financial liabilities
Noninterest bearing deposits	20,539	$20,539	$—	$20,539	$—
Interest-bearing deposits	165,032	165,502	—	165,502	—
Borrowed funds	6,363	6,363	—	6,363	—
Accrued interest payable	1,935	1,935	—	—	1,935

NOTE P — PARENT COMPANY FINANCIAL STATEMENTS

The following are condensed parent company only financial statements for Citizens Independent Bancorp, Inc.

CONDENSED BALANCE SHEETS
December 31, 2014 and 2013

	(Dollars in thousands)
	2014	2013
Assets
Cash and cash equivalents	$921	$51
Investment in subsidiary	17,967	11,548
Other assets	2,098	448
Total assets	$20,986	$12,047
Total liabilities	$6,149	$6,421
Total shareholders’ equity	14,837	5,626
Total liabilities and shareholders’ equity	$20,986	$12,047

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years ended December 31, 2014 and 2013

	(Dollars in thousands)
	2014	2013
Income
Dividends from subsidiary	$—	$—
Other	(333)	3
	(333)	3
Expenses
Other	(683)	(650)
Income (loss) before income taxes and equity in undistributed earnings of subsidiary	(1,016)	(647)
Income tax expense (benefit)	(2,098)	—
Equity in undistributed earnings of subsidiary	4,996	1,254
Net income	6,078	607
Other comprehensive income (loss)	(44)	(444)
Comprehensive income	$6,034	$163

Notes to Consolidated Financial Statements

NOTE P — PARENT COMPANY FINANCIAL STATEMENTS  – (continued)

CONDENSED STATEMENT OF CASH FLOWS
Years ended December 31, 2014 and 2013

	(Dollars in thousands)
	2014	2013
Cash flows from operating activities
Net income	$6,078	$607
Adjustments to reconcile net income to net cash from operations
Equity in undistributed earnings of subsidiary	(4,996)	(1,254)
Deferred income tax	(2,098)	—
Change in other assets and other liabilities	29	(318)
Net cash provided by (used in) operating activities	(987)	(965)
Cash flows from investing activities
Proceeds from sale of other real estate owned	362	998
Capital contribution to subsidiary	(1,467)	—
Net cash provided by (used in) investing activities	(1,105)	998
Cash flows from financing activities
Payments on loan payable	(215)	(203)
Purchase of treasury stock	—	(61)
Issuance of common stock	3,177	—
Net cash provided by (used in) financing activities	2,962	(264)
Net increase (decrease) in cash and cash equivalents	870	(231)
Cash and cash equivalents at beginning of year	51	282
Cash and cash equivalents at end of year	$921	$51

NOTE Q — STOCK SUBSCRIPTION

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

As of March 13, 2015 the Company has sold and issued a total of 238,057 shares of common stock with 119,003 accompanying warrants. To date, 11,367 warrants have been exercised and an additional 11,367 shares of common stock have been issued.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

ITEM 9A — CONTROLS AND PROCEDURES

Citizens Independent Bancshares, Inc. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014, in timely alerting them to material information required to be in the Company’s (including its consolidated subsidiary) periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including principal executive and principal financial officers, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of §240.13a-15 of the Exchange Act. Based on the evaluation under Internal Control — Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this filing. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

Not applicable.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers.  The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 23, 2015 (the “2015 Annual Meeting”) is incorporated herein by reference from the disclosure included under the caption “Proposal One - Election of Directors” in the 2015 Proxy Statement. The information required by Item 401 of SEC Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the disclosure included under the caption “Executive Officers” in the 2015 Proxy Statement.

Nominating Procedures for Directors.  The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Corporate Governance — Compensation, Personnel/Corporate Governance and Nominating Committee” in the 2015 Proxy Statement.

Audit Committee.  The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Committees of the Board of Directors– Audit Committee” in the 2015 Proxy Statement.

Code of Ethics.  The Company has adopted a Code of Ethics (the “Code of Ethics”) that applies to all directors, officers and employees of the Company and its subsidiary. The Code of Ethics is included in Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the disclosure included under the captions “Proposal One — Election of Directors”, “Corporate Governance” and “Executive Officers” in the 2015 Proxy Statement.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information.  The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions.  The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Corporate Governance — Related Party Transactions” in the 2015 Proxy Statement.

Director Independence.  The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Corporate Governance — The Board of Directors — Independence” in the 2015 Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosure included under the captions “Proposal Two — Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance — Audit Committee” in the 2015 Proxy Statement.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements appear in Part II of this Annual Report:

(a) Report of Independent Registered Public Accounting Firm;

(b) Consolidated Balance Sheets as of December 31, 2014 and 2013;

(c) Consolidated Statements of Income for the years ended December 31, 2014 and 2013;

(d) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013;

(e) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014 and 2013;

(f) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and

(g) Notes to Consolidated Financial Statements;

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the consolidated financial statements or in the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation of Citizens Independent Bancorp, Inc., as amended (Incorporated by reference to Exhibit No. 3.1 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No. 333-191004))
3.2	Code of Regulations of Citizens Independent Bancorp, Inc. (Incorporated by reference to Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No. 333-191004))
4.1	Specimen Common Share Certificate of Citizens Independent Bancorp, Inc. (Incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No. 333-191004))
4.2	Form of Warrant Certificate (Incorporated by reference to Exhibit No. 4.2 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No. 333-191004))
4.3	Form of Rights Certificate (Incorporated by reference to Exhibit No. 4.3 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No. 333-191004))
10.1	2012 Consent Order (Incorporated by reference to Exhibit No. 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No. 333-191004))
10.2	Consulting Agreement with Donald P. Wood. (Incorporated by reference to Exhibit No. 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No. 333-191004))
10.3	Management Employment Agreement (Incorporated by reference to Exhibit No. 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No. 333-191004))
14	Citizen’s Independent Bancorp, Inc. Code of Ethics (filed herewith)
16	Letter from Dixon, Davis, Bagent & Co. to the Securities and Exchange Commission dated November 27, 2013 regarding change in Company’s Certifying Accountant. (Incorporated by reference to Exhibit No. 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2013 (File No. 333-191004))
21	Subsidiary of Citizens Independent Bancorp, Inc. (filed herewith)
23	Consent of Suttle & Stalnaker (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(A)/15d-14(a) Certification — Principal Financial Officer (filed herewith)
32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer (filed herewith)
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Logan, State of Ohio, on March 17, 2015.

Citizens Independent Bancorp, Inc.

By:	/s/ Daniel C. Fischer Daniel C. Fischer, President and CEO

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

By: /s/ Donald P. Wood Donald P. Wood, Chairman of the Board	By: /s/ William J. Mauck William J. Mauck, Director
Date: March 17, 2015	Date: March 17, 2015
By: /s/ Robert Lilley Robert Lilley, Director	By: /s/ Daniel Stohs Daniel Stohs, Director
Date: March 17, 2015	Date: March 17, 2015
By: /s/ Michael Shawd Michael Shawd, Director	By: /s/ Corby Leach Corby Leach, Director
Date: March 17, 2015	Date: March 17, 2015
By: /s/ BJ King BJ King, Director	By: /s/ Jerry Johnson Jerry Johnson, Director
Date: March 17, 2015	Date: March 17, 2015
By: /s/ Robert Wolfinger Robert Wolfinger, Director	By: /s/ James V. Livesay James V. Livesay, Chief Financial Officer
Date: March 17, 2015	Date: March 17, 2015

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Incorporation of Citizens Independent Bancorp, Inc., as amended	Incorporated by reference to Exhibit No. 3.1 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No. 333-191004)
3.2	Code of Regulations of Citizens Independent Bancorp, Inc.	Incorporated by reference to Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No. 333-191004)
4.1	Specimen Common Share Certificate of Citizens Independent Bancorp, Inc.	Incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No. 333-191004)
4.2	Form of Warrant Certificate	Incorporated by reference to Exhibit No. 4.2 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No. 333-191004)
4.3	Form of Rights Certificate	Incorporated by reference to Exhibit No. 4.3 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No. 333-191004)
10.1	2012 Consent Order	Incorporated by reference to Exhibit No. 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No. 333-191004)
10.2	Consulting Agreement with Donald P. Wood.	Incorporated by reference to Exhibit No. 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No. 333-191004)
10.3	Management Employment Agreement	Incorporated by reference to Exhibit No. 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No. 333-191004)
14	Citizen’s Independent Bancorp, Inc. Code of Ethics	File herewith
16	Letter from Dixon, Davis, Bagent & Company to the Securities and Exchange Commission dated November 27, 2013 regarding change in Company’s Certifying Accountant.	Incorporated by reference to Exhibit No. 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2013 (File No. 333-191004)
21	Subsidiary of Citizens Independent Bancorp, Inc.	File herewith
23	Consent of Suttle & Stalnaker	File herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	File herewith
31.2	Rule 13a-14(A)/15d-14(a) Certification — Principal Financial Officer	File herewith

Exhibit No.	Description	Location
32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer	File herewith
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.	File herewith