Form 10-Q
period 2015-03-31
Citizens Independent Bancorp, Inc.
filed 2015-05-08
CIK 1553830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

12b-2).

Yes ☐          No ☒

As of April 28, 2015, the latest practicable date, 653,065 shares of the registrant’s no par value common stock were issued and outstanding.

CITIZENS INDEPENDENT BANCORP, INC.

FORM 10-Q

For the Three Month Periods Ended March 31, 2015 and 2014

2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	(unaudited ) March 31, 2015	December 31, 2014

ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$7,689	$13,290
Federal funds sold	6,520	3,343
Total cash and cash equivalents	14,209	16,633

Securities available for sale	27,227	31,164
Other investment securities	859	859

Loans	146,355	146,426
Allowance for loan losses	(3,443)	(3,869)
Net loans	142,912	142,557

Premises and equipment, net	3,025	3,050
Accrued interest receivable	371	348
Other real estate owned	446	1,068
Other assets	6,175	6,144
TOTAL ASSETS	$195,224	$201,823

LIABILITIES
Deposits
Noninterest bearing	$21,744	$23,153
Interest bearing	149,122	154,814
Total deposits	170,866	177,967

Borrowed funds	5,437	6,147
Accrued interest payable	1,311	1,492
Other liabilities	1,674	1,380
TOTAL LIABILITIES	179,288	186,986

SHAREHOLDERS' EQUITY
Cumulative preferred stock of no par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock of no par value; 2,000,000 shares authorized, 678,159 shares issued and 623,779 outstanding at March 31, 2015 and 638,555 shares issued and 584,175 shares outstanding at December 31, 2014, respectively	13,220	12,297
Common stock warrants outstanding; 119,003 warrants issued and 107,324 warrants outstanding at March 31, 2015 and 119,003 warrants issued and 118,253 outstanding at December 31, 2014	170	187
Retained earnings	9,561	9,458
Treasury stock, at cost, 54,380 shares at March 31, 2015 and December 31, 2014, respectively	(6,590)	(6,590)
Accumulated other comprehensive income (loss)	(425)	(515)
TOTAL SHAREHOLDERS' EQUITY	15,936	14,837

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$195,224	$201,823

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(Dollars in thousands, except per share data) Three Months Ended March 31,
	2015	2014
INTEREST INCOME
Interest and fees on loans	$1,894	$1,917
Interest and dividends on investment securities	125	188
Interest on federal funds sold	7	9
TOTAL INTEREST INCOME	2,026	2,114

INTEREST EXPENSE
Interest on deposits	250	323
Interest on borrowed funds	99	113
TOTAL INTEREST EXPENSE	349	436

NET INTEREST INCOME	1,677	1,678

Provision for loan losses	-	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,677	1,678

NONINTEREST INCOME
Service charges	85	113
Net gain on sale of securities	91	-
Net gain (loss) on sale of other real estate owned	(45)	375
Credit card income and fees	83	81
Other	65	57
TOTAL NONINTEREST INCOME	279	626

NONINTEREST EXPENSE
Salaries and employee benefits	812	859
Net occupancy and equipment expense	253	330
Other real estate owned expense	24	80
FDIC insurance expense	80	135
Legal and professional fees	98	108
Data processing	95	77
Advertising	41	46
Examinations and audits	77	39
Directors fees	60	27
Other operating expenses	275	302
TOTAL NONINTEREST EXPENSE	1,815	2,003

INCOME BEFORE INCOME TAXES	141	301

Income tax expense	38	-

NET INCOME	$103	$301

Basic earnings per common share	$0.17	$0.68
Diluted earnings per common share	$0.17	$0.68

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(Dollars in thousands)
	Three Months Ended
	March 31,
	2015	2014

Net income	$103	$301

Other comprehensive income, net of tax:

Net unrealized holding gain on securities available for sale, net of income taxes of $77 and $32 for the three month periods ended March 31, 2015 and 2014, respectively	150	60

Reclassification for gains recognized on sale of securities available for sale, net of income taxes of $31 for the three month period ended March 31, 2015	(60)	-
Other comprehensive income	90	60
Comprehensive income	$193	$361

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	(Dollars in thousands)
	Three Months Ended
	March 31,
	2015	2014

Balance at beginning of period	$14,837	$5,626

Exercise of common stock warrants; 10,929 shares at March 31, 2015 and 0 shares at March 31, 2014	250	-
Issuance of common stock; 28,675 shares at March 31, 2015, and 211,365 shares at March 31, 2014	656	3,063
Net income	103	301
Other comprehensive income	90	60

Balance at end of period	$15,936	$9,050

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(Dollars in thousands)
	Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	103	301
Adjustment to reconcile net income to net cash provided by operating activities
Provision for loan losses	-	-
Depreciation and amortization	71	93
Deferred income taxes	38	-
Investment securities amortization (accretion), net	35	-
Provision for loss on other real estate owned	-	26
Change in value of bank owned life insurance	(8)	-
Net (gain) loss on sale of other real estate owned	45	(375)
Net (gain) loss on sale of investments	(91)	-
Net (gain) loss on disposition of premises and equipment	-	10
Net change in:
Accrued interest receivable	(23)	(52)
Accrued interest payable	(181)	(218)
Other assets	(107)	(220)
Other liabilities	294	290
Net cash provided by (used in) operating activities	176	(145)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available for sale securities	(3,084)	-
Proceeds from maturities of available for sale securities	1,626	622
Proceeds from sales of available for sale securities	5,587	-
Net change in loans	(355)	2,538
Proceeds from sale of other real estate owned	577	1,829
Purchases of premises and equipment	(46)	(61)
Net cash provided by investing activities	4,305	4,928

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(7,101)	(3,485)
Payments on loans payable	(54)	(54)
Proceeds from capital campaign	250	3,063
Net cash provided by (used in) financing activities	(6,905)	(476)

Net increase (decrease) in cash and cash equivalents	(2,424)	4,307

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,633	15,004

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,209	$19,311

Supplemental Disclosure of Cash Flows
Cash paid during the period for:
Interest	$530	$655
Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$-	$462
Short term debt converted to common stock	$656	$-

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

LOGAN, OHIO
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Citizens Independent Bancorp, Inc. (the Bancorp), a bank holding company for The Citizens Bank of Logan (the Bank), collectively referred to as the “Company,” is engaged in the business of commercial and retail banking services with operations conducted through offices in Hocking, Athens and Fairfield counties. These communities and surrounding areas are the source of substantially all the Company's deposit and loan activities. Secured loans are secured by business assets, consumer assets, residential real estate, and non-residential real estate. The majority of Company income is derived from commercial, real estate, and retail lending activities and investments. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Basis of Financial Statement Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The accounting and reporting policies of the Bancorp and the Bank conform to GAAP and to general practices followed within the banking industry.

The consolidated balance sheet as of December 31, 2014 has been extracted from audited financial statements included in the Company’s 2014 filing on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 Form 10-K.

Information is presented in these notes with dollars expressed in thousands, unless otherwise noted or specified.

Principles of Consolidation

The consolidated financial statements include the accounts of Citizens Independent Bancorp, Inc. and its wholly-owned subsidiary, The Citizens Bank of Logan. All significant intercompany transactions and balances have been eliminated.

Common Stock Warrants

In June, 2014, the Company issued warrants to purchase 119,003 shares of common stock in connection with the issuance of common stock in the stock offering campaign. These warrants entitle the holder to purchase the Company’s common stock at 90% of the prior month’s closing book value. These warrants are valid for a period of two years and expire June 25, 2016. Allocated value of these common stock warrants was $188 thousand, at the time of grant, based on the Black Scholes methodology.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share are net income available to common shareholders divided by the weighted average common shares outstanding during the period. The factors used in the earnings per share computation for the three month periods ended March 31, 2015 and 2014 follow:

	(Dollars in thousands, except per share data)
	2015	2014

Net income	$103	$301
Weighted average common shares outstanding	603,846	444,005
Basic earnings per common share	$0.17	$0.68
Total shares and warrants	615,428	444,005
Diluted earnings per share	$0.17	$0.68

NOTE 3 - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:

	(Dollars in thousands)
	March 31, 2015				December 31, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$3,041	$18	$-	$3,059	$5,049	$18	$-	$5,067
U.S. government federal agencies	10,702	25	(8)	10,719	13,905	31	(67)	13,869
State and local governments	2,813	15	-	2,828	1,029	7	(1)	1,035
Mortgage backed securities	10,546	100	(25)	10,621	11,191	67	(65)	11,193
Total	$27,102	$158	$(33)	$27,227	$31,174	$123	$(133)	$31,164

The following is a summary of contractual maturities of securities available-for-sale as of March 31, 2015:

	(Dollars in thousands)
	Securities available for sale
	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$450	$455
After one year through five years	13,025	13,059
After five years through ten years	3,831	3,857
After ten years	9,796	9,856
Total	$27,102	$27,227

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the first quarter of 2015, the Company sold available-for-sale securities, principally U.S. Treasury and Agencies, totaling $5.6 million with a weighted average yield of 1.83% and weighted average maturity of 4.6 years and reinvested in $3.0 million of tax exempt municipal bonds and U.S. Agencies with a weighted average yield of 2.46% and weighted average maturity of 6.5 years. The net realized gain on these transactions was $91 thousand.

Investment securities with a carrying amount of approximately $22,911,000 and $28,793,000 were pledged to secure deposits as required or permitted by law at March 31, 2015 and December 31, 2014, respectively.

Information pertaining to securities with gross unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

			(Dollars in thousands)
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2015
U.S. government federal agencies	$-	$-	$1,997	$(8)	$1,997	$(8)
State and local governments	-	-	-	-	-	-
Mortgage backed securities	539	(1)	2,274	(24)	2,813	(25)
Total	$539	$(1)	$4,271	$(32)	$4,810	$(33)

December 31, 2014
U.S. government federal agencies	$3,088	$(9)	$4,979	$(58)	$8,067	$(67)
State and local governments	578	(1)	-	-	578	(1)
Mortgage backed securities	1,985	(8)	3,684	(57)	5,669	(65)
Total	$5,651	$(18)	$8,663	$(115)	$14,314	$(133)

The investment portfolio contains unrealized losses of direct obligations of U.S. securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivisions. As management has the ability to hold debt securities until maturity, or the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three month periods indicated:

	(Dollars in thousands)
	March 31,
	2015	2014

Allowance at beginning of period	$3,869	$4,384
Provision for credit losses	$-	$-
Charge-offs:
Commercial	$421	$7
Real estate	$4	$28
Consumer	$29	$64
Total charge-offs	$454	$99

Recoveries
Commercial	$12	$44
Real estate	$-	$5
Consumer	$16	$15
Total recoveries	$28	$64
Allowance at end of period	$3,443	$4,349

The following tables present the recorded investment with respect to loans and the related allowance by portfolio segment at the dates indicated:

			(Dollars in thousands)
	Collectively Evaluated		Individually Evaluated		Total
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
March 31, 2015
Commercial	$2,088	$79,570	$985	$8,913	$3,073	$88,483
Real estate	117	37,461	71	662	188	38,123
Consumer	169	19,491	13	258	182	19,749
Total	$2,374	$136,522	$1,069	$9,833	$3,443	$146,355

December 31, 2014
Commercial	$2,422	$77,651	$1,069	$10,338	$3,491	$87,989
Real estate	124	38,091	71	665	195	38,756
Consumer	169	19,407	14	274	183	19,681
Total	$2,715	$135,149	$1,154	$11,277	$3,869	$146,426

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at March 31, 2015 and December 31, 2014.

Commercial Credit Exposure

Credit risk profile by credit worthiness category

		(Dollars in thousands)
	Commercial		Commercial
	Mortgage		Other
Category	03/31/15	12/31/14	03/31/15	12/31/14

Pass	$63,701	$61,047	$13,374	$13,014
5	2,230	4,524	224	344
6	8,401	8,131	279	230
7	274	699	-	-
Total	$74,606	$74,401	$13,877	$13,588

Consumer Credit Exposure

Credit risk by credit worthiness category

		(Dollars in thousands)
	Residential		Consumer		Consumer		Consumer
	Real Estate		Equity		Auto		Other
Category	03/31/15	12/31/14	03/31/15	12/31/14	03/31/15	12/31/14	03/31/15	12/31/14

Pass	$37,152	$37,729	$7,011	$6,945	$10,828	$10,649	$1,722	$1,888
5	374	430	85	77	62	54	-	-
6	597	597	6	15	35	53	-	-
7	-	-	-	-	-	-	-	-
Total	$38,123	$38,756	$7,102	$7,037	$10,925	$10,756	$1,722	$1,888

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing commercial, mortgage and consumer loans. The following tables set forth certain information regarding the Bank’s impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods indicated:

	(Dollars in thousands)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
March 31, 2015
With no related allowance recorded:
Commercial mortgage	$4,734	$4,842	$-
Commercial other	66	66	-
Residential real estate	246	305	-
Consumer equity	5	7	-
Consumer auto	101	104	-
Subtotal	5,152	5,324	-

With an allowance recorded:
Commercial mortgage	$3,992	$4,745	$864
Commercial other	121	148	121
Residential real estate	416	425	71
Consumer equity	152	152	13
Consumer auto	-	-	-
Subtotal	4,681	5,470	1,069
Total	$9,833	$10,794	$1,069

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2014
With no related allowance recorded:
Commercial mortgage	$7,027	$7,368	$-
Commercial other	67	67	-
Residential real estate	223	278	-
Consumer equity	15	16	-
Consumer auto	106	109	-
Subtotal	7,438	7,838	-

With an allowance recorded:
Commercial mortgage	3,100	3,191	925
Commercial other	144	168	144
Residential real estate	442	449	71
Consumer equity	153	153	14
Consumer auto	-	-	-
Subtotal	3,839	3,961	1,154
Total	$11,277	$11,799	$1,154

The following tables present the average recorded investments in impaired loans and the amount of interest income recognized on impaired loans after impairment by class for the periods indicated.

			(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Three Months Ended
March 31, 2015
Commercial:
Mortgage	$5,880	$28	$3,546	$6	$9,426	$34
Other	66	1	133	-	199	1
Residential real estate	235	1	429	4	664	5
Consumer:
Equity	10	-	152	3	162	3
Auto	104	1	-	-	104	1
Total	$6,295	$31	$4,260	$13	$10,555	$44

Three Months Ended
March 31, 2014
Commercial:
Mortgage	$7,635	$36	$2,141	$-	$9,776	$36
Other	258	1	443	-	701	1
Residential real estate	339	1	536	7	875	8
Consumer:
Equity	98	-	160	2	258	2
Auto	134	4	4	-	138	4
Total	$8,464	$42	$3,284	$9	$11,748	$51

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings (TDRs) during the three months ended March 31, 2015 and March 31, 2014.

		(Dollars in thousands)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment

March 31, 2015
Commercial mortgage	1	$169	$169
Residential real estate	-	-	-
Consumer auto	4	19	19
Consumer other	-	-	-
Total	5	$188	$188

March 31, 2014
Commercial mortgage	3	$310	$310
Residential real estate	2	187	187
Consumer auto	1	1	1
Consumer other	1	-	-
Total	7	$498	$498

(1)	– Pre-modification balance is calculated using the loan balance on the day prior to modification as TDR.

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Bank offers various types of concessions when modifying a loan. Loan terms that may be modified due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, a reduction in the face amount of the debt, a reduction of the accrued interest, temporary interest-only payments, or re-aging, extensions, deferrals, renewals, and rewrites. In mitigation, additional collateral, a co-borrower or a guarantor may be requested.

During the three month period ended March 31, 2015, loans were modified by either a reduction in rates or a change in the contractual maturity date of the note. Three loans were modified with reduced interest rates and the contractual maturity date of two loans was extended.

During the three month period ended March 31, 2014, loans were modified by either a reduction in rates or a change in the contractual maturity date of the note. Two loans were modified with reduced interest rates and the contractual maturity date of five loans was extended.

Loans modified as a TDR may already be on nonaccrual status and partial charge-offs may have in some cases been taken against the outstanding loan balance. The allowance for impaired loans that has been modified as a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows, discounted at the loan’s original effective interest rate. Management exercises significant judgment in developing these determinations.

There have been two commercial mortgage loans to a single borrower totaling $946,000 which were modified as a TDR within the previous twelve months that have subsequently defaulted as of March 31, 2015.

The following table presents the loan portfolio by class summarized by aging categories, at March 31, 2015 and December 31, 2014:

			(Dollars in thousands)				Recorded
							Investment
	30-59	60-89	>90				>90 Days
	Days	Days	Days	Total		Total	and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

March 31, 2015
Commercial:
Mortgage	$1,917	$343	$4,303	$6,563	$68,043	$74,606	$-
Other	130	6	20	156	13,721	13,877	-
Residential real estate	198	101	51	350	37,773	38,123	-
Consumer:
Equity	14	9	-	23	7,079	7,102	-
Auto	52	23	4	79	10,846	10,925	-
Other	13	1	4	18	1,704	1,722	4
Total	$2,324	$483	$4,382	$7,189	$139,166	$146,355	$4

December 31, 2014
Commercial:
Mortgage	$1,345	$238	$4,924	$6,507	$67,894	$74,401	$-
Other	17	144	20	181	13,407	13,588	-
Residential real estate	470	186	27	683	38,073	38,756	-
Consumer:
Equity	-	-	-	-	7,037	7,037	-
Auto	20	6	19	45	10,711	10,756	-
Other	8	6	10	24	1,864	1,888	-
Total	$1,860	$580	$5,000	$7,440	$138,986	$146,426	$-

The following summarizes by loan class, the loans on nonaccrual status at March 31, 2015 and December 31, 2014:

	(Dollars in thousands)
	March 31,	December 31,
	2015	2014
Commercial:
Mortgage	$5,822	$7,200
Other	145	169
Residential real estate	309	307
Consumer:
Equity	6	15
Auto	21	38
Total	$6,303	$7,729

NOTE 5 – BORROWINGS

Bancorp renegotiated a substantial portion of the existing $5.0 million debt due December 29, 2015, achieving terms more favorable to Bancorp. The $5.0 million note was effectively split into a $2.7 million note and a $2.3 million note. The $2.3 million was exchanged for 28,675 shares of Citizens Independent Bancorp common stock (valued at $22.86 per share) and a new $1.6 million note with a more favorable interest rate and a maturity date of August 2021. The $2.7 million note maintains the original terms and continues to be secured by property held by the Bancorp.

Management is actively engaged in the sale of the remainder of the OREO property held at the Bancorp, which will provide additional liquidity to meet required debt servicing payments. The Bancorp is also pursuing other borrowing avenues to ensure there is adequate cash to meet debt servicing needs.

Description	Balance of Loan as of 03/31/15	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$2,700,000	8.00%	Monthly	Interest Only	12/29/2015
Loan 2	$632,174	4.75%	Monthly	Amortizing	11/21/2019
Loan 3	$460,353	4.25%	Monthly	Amortizing	6/25/2019
Loan 4	$1,644,547	6.00%	*	Interest Only	8/4/2021

*   Monthly interest payments are deferred until August 2015

NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets and liabilities.

Level 2 - Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Accordingly, investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a nonrecurring basis, such as impaired loans and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or writedowns of individual assets.

The following describes the valuation techniques used to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Investment securities available for sale - Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or traded by dealers or brokers in active over-the-counter markets. Level 2 securities include securities issued by government sponsored entities, mortgage-backed securities, and municipal bonds. Level 3 securities include those with unobservable inputs. Transfers between levels can occur due to changes in the observability of significant inputs.

The following are assets and liabilities that were accounted for or disclosed at fair value on a recurring basis:

		(Dollars in thousands)
		Fair Value Measurements using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Assets:
Securities available for sale
U.S. government securities	$3,059	$3,059	$-	$-
U.S. government federal agencies	10,719	-	10,719	-
State and local governments	2,828	-	2,828	-
Mortgage backed securities	10,621	-	10,621	-
Total securities available for sale	$27,227	$3,059	$24,168	$-

December 31, 2014
Assets:
Securities available for sale
U.S. government securities	$5,067	$5,067	$-	$-
U.S. government federal agencies	13,869	-	13,869	-
State and local governments	1,035	-	1,035	-
Mortgage backed securities	11,193	-	11,193	-
Total securities available for sale	$31,164	$5,067	$26,097	$-

The following describes the valuation techniques used to measure certain financial assets and liabilities recorded at fair value on a nonrecurring basis in the financial statements.

Impaired loans - The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may need to be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. As of March 31, 2015, the fair value of substantially all of the impaired loans was estimated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as nonrecurring Level 3. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

Other real estate owned (OREO) - OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the consolidated balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs. The fair value of OREO is determined on a nonrecurring basis generally utilizing current appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data (level 2). However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal. Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends (Level 3). Upon foreclosure, any fair value adjustment is charged against the allowance for loan losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense in the consolidated statements of income.

The following are assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis:

		(Dollars in thousands)
		Fair Value Measurements using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Assets:
Impaired loans
Commercial mortgage	$7,862	$-	$-	$7,862
Commercial other	66			66
Residential real estate	591			591
Consumer equity	144			144
Consumer auto	101			101
Total impaired loans	$8,764	$-	$-	$8,764

Other real estate owned
Residential	192			192
Commercial	254			254
Total other real estate owned	$446	$-	$-	$446

December 31, 2014
Assets:
Impaired loans
Commercial mortgage	$9,202	$-	$-	$9,202
Commercial other	67			67
Residential real estate	594			594
Consumer equity	154			154
Consumer auto	106			106
Total impaired loans	$10,123	$-	$-	$10,123

Other real estate owned		-	-	-
Residential	200			200
Commercial	868			868
Total other real estate owned	$1,068	$-	$-	$1,068

The following methods and assumptions were used to estimate the fair value disclosures for other financial instruments as of March 31, 2015 and December 31, 2014:

Cash and cash equivalents - The fair value of cash and cash equivalents is estimated to approximate the carrying amounts.

Other investment securities - Other investment securities consist of restricted equity securities in the Federal Home Loan Bank (FHLB) and are carried at cost. Because there is no market, the carrying values of restricted equity securities approximate fair values based on the redemption provisions of the FHLB.

Loans - The fair value of loans is calculated by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated cash flows do not anticipate prepayments.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented for loans would be indicative of the value negotiated in an actual sale. Impaired loans are estimated to average 10% less than recorded investment.

Accrued interest receivable and payable - The carrying amounts of accrued interest approximate fair value.

Deposits - The fair value of deposits with no stated maturity, such as noninterest-bearing and interest-bearing demand deposits, regular savings, and certain types of money market accounts, is equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowed funds – The carrying amounts of borrowed funds which mature within 90 days approximate their fair values. The fair values of other borrowed funds are estimated using discounted cash flow analysis that applies interest rates currently offered on similar instruments.

Off-balance sheet instruments - The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of agreements and the present credit standing of the counterparties. The amounts of fees currently charged on commitments to extend credit and standby letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values are not shown.

The estimated fair value of the financial instruments is as follows:

			(Dollars in thousands)
			Fair Value Measurements using
			Quoted Prices in
			Active Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets/Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Financial assets:
Cash and cash equivalents	$14,209	$14,209	$-	$14,209	$-
Securities available for sale	27,227	27,227	3,059	24,168	-
Other investment securities	859	859	-	-	859
Net loans	142,912	146,631	-	-	146,631
Accrued interest receivable	371	371	-	-	371

Financial liabilities:
Noninterest bearing deposits	$21,744	$21,744	$-	$21,744	$-
Interest bearing deposits	149,122	150,384	-	150,384	-
Borrowed funds	5,437	5,437	-	5,437	-
Accrued interest payable	1,311	1,311	-	-	1,311

December 31, 2014
Financial assets:
Cash and cash equivalents	$16,633	$16,633	$-	$16,633	$-
Securities available for sale	31,164	31,164	5,067	26,097	-
Other investment securities	859	859	-	-	859
Net loans	142,557	145,895	-	-	145,895
Accrued interest receivable	348	348	-	-	348

Financial liabilities:
Noninterest bearing deposits	$23,153	$23,153	$-	$23,153	$-
Interest bearing deposits	154,814	155,735	-	155,735	-
Borrowed funds	6,147	6,147	-	6,147	-
Accrued interest payable	1,492	1,492	-	-	1,492

The carrying amounts in the preceding table are included in the consolidated balance sheet under the applicable captions. No derivatives were held by the Company for trading purposes.

Item 2 – Management Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements contained in this quarterly report are not historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” or “continue” or the negative thereof or other variations thereon or comparable terminology, and are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties, and changes with respect to a variety of market and other factors. The Company assumes no obligation to update any forward-looking statements.

Management Discussion and Analysis as of March 31, 2015

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

Citizens Bank is engaged in the business of commercial and retail banking. The Bank’s primary market area is Hocking, Fairfield and Athens Counties, Ohio. The Bank serves this market through four full service locations, which include the Bank’s main office located at 188 West Main Street, Logan, Hocking County, Ohio. The Bank maintains drive-up facilities as well as ATM equipment at all branches. The principal economic activities in the Bank’s market area include manufacturing, the service sector for local universities, tourism, construction, healthcare, retailing, and food services. The Bank grants residential real estate, commercial real estate, commercial and industrial, and consumer loans to customers primarily located in the Bank’s footprint of Hocking, Athens and Fairfield counties.

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

The Bank’s profitability, as with most financial institutions, is significantly dependent upon net interest income, which is the difference between interest received on interest earning assets, such as loans and securities and the interest paid on interest bearing liabilities, principally deposits and borrowings. During a period of economic slowdown the lack of interest income from non-performing assets and additional provision for loan losses can greatly reduce profitability. Results of operations are also impacted by noninterest income, such as service charges on deposit accounts and fees on other services, income from lending services as well as noninterest expense such as salaries and employee benefits, occupancy expense, professional and other services, and other expenses.

For the three months ended March 31, 2015, the Company earned net income after applicable income taxes of $103 thousand or $0.17 per share, compared to net income of $301 thousand or $0.68 per share for the three months ended March 31, 2014. In December 2014, the Company recaptured the $5.1 million deferred tax asset allowance account which had been established in 2012 as a write-off of the Company’s deferred tax asset position. As a result of recapturing this allowance account, the Company is now subject to reporting federal income tax expense for 2015.

Key items affecting the Company’s results for the first three months of 2015 –

•	Net interest income for the three months ended March 31, 2015 was comparable to that of the three months ended March 31, 2014. An $88 thousand decline in interest income was offset by an $87 thousand decrease in interest expense.
•	Noninterest income decreased by $347 thousand, or 55.4%, to $279 thousand for the three months ended March 31, 2015 from the three months ended March 31, 2014. The quarter over quarter decrease can be attributed to the loss on sale of repossessed assets totaling a $45 thousand loss for the quarter in 2015 versus a gain of $375 thousand for the quarter in 2014. This was partially offset by $91 thousand in gains on the sale of available for sale securities.
•	Noninterest expense declined by $188 thousand, or 9.4%, for the three months ended March 31, 2015 in comparison to the three months ended March 31, 2014. The decline in expense can be attributed to reductions in salaries and employee benefits as well as occupancy and other expense categories.
•	Non-performing loans were $6.2 million and $7.7 million, respectively, as of March 31, 2015 and December 31, 2014. The period over period decrease can primarily be attributed to the re-classification of a $0.9 million principal loan to accrual status following the receipt of six timely payments. Management believes that the subject loan is on firm footing and expects that all interest and principal due will be collected.
•	Gross loans were flat at $146.4 million as of March 31, 2015 and December 31, 2014, respectively. Loan originations of $6.2 million were nearly twice the balance of new loan originations ($3.2 million) during the comparable period of 2014.
•	Deposits declined $7.1 million, or 4.0%, to $170.9 million as of March 31, 2015 from $178.0 million as of December 31, 2014, with the maturity of a $3.0 million brokered deposit and natural run-off as a result of the Bank no longer offering above market interest rates.
•	Shareholders’ equity in the Company increased $1.1 million, or 7.4%, to $15.9 million as of March 31, 2015 from the December 31, 2014 equity position. This increase was due to proceeds of $0.2 million from the exercise of common stock warrants, the conversion of $0.7 million of short term debt into common stock, and net income of $103 thousand with an increase of $90 thousand in accumulated other comprehensive income resulting from the recognition in equity of an unrealized gain on the Company’s available for sale investment portfolio during the first three months of 2015. Tier I Leverage Capital and Total Risk Based Capital at the Bank were 8.27% and 13.47%, respectively, as of March 31, 2015 and 8.11% and 13.39% as of December 31, 2014. The Bank has not yet met the 8.50% Tier 1 Leverage Capital ratio required under the Orders.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and March 31, 2014

For the three months ended March 31, 2015, the Company earned after tax net income of $103 thousand. Before applicable federal income tax expense, the Company earned $141 thousand, $160 thousand less than the $301 thousand reported as of March 31, 2014. The decrease in profitability can primarily be attributed to a $420 thousand reduction in gains on the sale of repossessed assets, partially offset by $91 thousand in gains on the sale of securities during the first quarter of 2015. For the period ended March 31, 2015, the Company recorded federal income tax expense of $38 thousand, versus no federal income tax expense for the comparable period of 2014. Net interest income for the three months ended both March 31, 2015 and March 31, 2014 was $1.7 million.

Distributution of Assets, Liabilities, and Shareholders' Equity

For the three months ended March 31,

	(Dollars in thousands)
	2015			2014
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Earning Assets:
Loans receivable (1), (2)	$142,627	$1,894	5.31%	$140,613	$1,917	5.45%
Securities (3)	28,856	116	1.61%	33,765	179	2.12%
Fed Funds Sold	17,135	7	0.16%	17,605	9	0.20%
FHLB stock	859	9	4.19%	859	9	4.19%
Total interest-earning assets	189,477	2,026	4.28%	192,842	2,114	4.38%
Non-interest-earning assets	10,180			14,033
Total Assets	$199,657			$206,875

Interest-Bearing Liabilities
Interest-bearing deposits	153,541	250	0.65%	166,985	323	0.77%
Other borrowings	5,681	99	6.97%	6,344	113	7.12%
Total interest-bearing liabilities	159,222	349	0.88%	173,329	436	1.01%
Non-interest-bearing liabilities	21,976			22,644
Total including non-interest-bearing demand deposits	181,198	349		195,973	436
Other non-interest liabilities	2,896			3,489
Total Liabilities	184,094			199,462
Shareholders' equity	15,563			7,413
Total liabilities and shareholders' equity	$199,657			$206,875
Net interest income; interest rate spread		$1,677	3.40%		$1,678	3.38%
Net interest margin			3.54%			3.48%
Average interest-earning assets to average interest-bearing liabilities			119.00%			111.26%

(1) Loan fees are immaterial amounts

(2) Nonaccrual loans are included in average loan balance

(3) Interest income for tax-exempt securities is not calculated on a tax-exempt basis

Interest income for the three months ended March 31, 2015 was $2.0 million, an $88 thousand, or 4.2%, decrease from the $2.1 million earned during the three months ended March 31, 2014. The yield on earning assets declined 10 basis points (bps) to 4.28% for the three months ended March 31, 2015 from 4.38% for the three months ended March 31, 2014. Interest income earned from the loan portfolio was steady at $1.9 million for the three months ended March 31, 2015 and for the three months ended March 31, 2014, declining by $23 thousand. Lower balances of nonaccrual loans moderated the decrease in interest income from the loan portfolio despite both the $2.0 million increase in average loans period-over-period and a 14 bps decrease in the yield, which was 5.31% for the three months ended March 31, 2015.

Interest income from the investment portfolio declined $63 thousand, or 35.2%, to $116 thousand for the three months ended March 31, 2015 from $179 thousand for the three months ended March 31, 2014. Average assets for the securities portfolio declined $4.9 million and the yield decreased by 51 bps. During the period ended March 31, 2015, there were securities sales of $5.6 million at a yield of 1.83% and purchases of $3.0 million at a yield of 2.46%. The average maturity of the available for sale portfolio was extended somewhat as the weighted average maturity of securities sold was 4.6 years and the weighted average maturity of those purchased was 6.5 years. Gains on the sale of securities during the first quarter of 2015 were $91 thousand. There were no purchases or sales of investment securities during the period ending March 31, 2014.

Interest expense for the three months ended March 31, 2015 was $349 thousand, an $87 thousand, or 20.0%, decrease from the $436 thousand in interest expense for the three months ended March 31, 2014. Interest expense for deposits declined $73 thousand, or 22.6%, to $250 thousand for the three months ended March 31, 2015. Average balances of interest bearing deposits decreased by $13.4 million, or 8.1%, declining to $153.5 million at March 31, 2015 from $167.0 million at March 31, 2014.

Interest expense for other borrowings was $99 thousand for the three months ended March 31, 2015 and $113 thousand for the three months ended March 31, 2014.

Noninterest Income. Noninterest income, which consists primarily of fees and commissions earned on services that are provided to the Bank’s customers, as well as gains and losses from the sale of investment securities and other real estate owned (OREO), decreased $347 thousand, or 55.4%, to $279 thousand for the three months ended March 31, 2015 from $626 thousand for the three months ended March 31, 2014. The period-over-period decrease in noninterest income can primarily be attributed to a $420 thousand decrease in gains on the sale of OREO. During the first quarter of 2015, a loss of $45 thousand was realized on the sale of OREO property while gains of $375 thousand were recognized from the sale of OREO during the first quarter of 2014. The following is a discussion of other significant period-over-period changes in other material noninterest income categories:

•	Income from service fees decreased $28 thousand, or 24.8%, to $85 thousand for the three months ended March 31, 2015 from $113 thousand for the three months ended March 31, 2014. The decrease can primarily be attributed to a $27 thousand period-over-period decrease in revenue from the Bank’s overdraft protection product resulting from a change in the way the Bank processes overdrafts.
•	The Bank realized a loss of $45 thousand on the sale of OREO property for the three months ended March 31, 2015 versus gains totaling $375 thousand for the three months ended March 31, 2014, a decrease of $420 thousand from the three months ended March 31, 2014. During the first three months of 2015, the Company sold 3 properties with a total carrying value of $622 thousand.
•	Other income increased $8 thousand, or 14.0%, during the first three months of 2015 to $65 thousand. The increase can primarily be attributed to a $11 thousand increase in loan sales commissions.

Noninterest Expense. Noninterest expense, which consists primarily of personnel, occupancy, equipment, and other operating expenses, decreased $188 thousand, or 9.4%, for the three month periods ended March 31, 2015 and March 31, 2014. The decline is primarily attributable to cost control efforts and changes in several major spending categories. The following is a discussion of significant period-over-period changes for other material noninterest expense categories:

•	Salary and benefit expense declined by $47 thousand, or 5.5%, to $812 thousand for the three months ended March 31, 2015 relative to the three months ended March 31, 2014. The Bank has reduced staff by 8.5 equivalent full-time employees relative to the first quarter of 2014 and reassigned numerous employees to better utilize their talents.
•	Net occupancy and equipment expenses decreased by $77 thousand, or 23.3%, during the three months ended March 31, 2015 as the Bank has closed an in-store branch since March 31, 2014 and the first quarter of 2014 included a $58 thousand nonrecurring expense.

•	Expenses on other real estate owned were $56 thousand lower for the three months ended March 31, 2015 relative to the period ended March 31, 2014. During the quarter ended March 31, 2014, expenses of $48 thousand were required to adjust the carrying value of OREO properties to net realizable value and no adjustments to OREO carrying costs were required during the period ended March 31, 2015.

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

There was no provision for loan losses required during either the quarter ended March 31, 2015 or the quarter ended March 31, 2014.

Management considers the allowance for loan losses at March 31, 2015 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values, and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses, which could adversely affect the Company’s financial condition and results of operations.

Changes in Condition from December 31, 2014 to March 31, 2015.

Overview, Total assets declined $6.6 million, or 3.27%, to $195.2 million on March 31, 2015 from $201.8 million on December 31, 2014.

Loan Portfolio. Gross loans were flat at $146.4 million at both March 31, 2015 and December 31, 2014. New loan originations of $6.2 million during the period were nearly double the $3.2 million in originations during the same period last year. Principal reductions also included net loan charge-offs of $426 thousand, including a single charge-off of $400 thousand. There were no transfers to OREO during the period ended March 31, 2015. The new originations consisted of $3.1 million in commercial real estate and $1.4 million in consumer auto loans. Mortgage loans were typically sold during the first quarter of 2015 with $0.9 million held in the Bank’s portfolio. The 2015 budget details the Bank’s strategic plan to reduce the emphasis on commercial lending and emphasize consumer and mortgage lending.

Loan Portfolio Distribution

	(Dollars in thousands)
	March 31,	December 31,
	2015	2014

Commercial	$88,483	$87,989
Real estate	38,123	38,756
Consumer	19,749	$19,681
	$146,355	$146,426

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

Allowance for Loan Loss (ALLL).The ALLL represents management’s estimate of losses inherent in the loan portfolio. The allowance is actively maintained to ensure future earnings are not impacted by credit losses. Reserves are based on historical loss analysis, assessment of current portfolio, and market conditions, and any identified loss potential in specific credits. Reserve levels are recommended by senior management on a quarterly basis and approved by the Board of Directors.

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

Deposits. The Company’s primary source of funds is customer deposits. The Bank offers a variety of deposit products in an attempt to remain competitive and respond to changes in consumer demand. The Company relies primarily on its high quality customer service, sales programs, customer referrals, and advertising to attract and retain these deposits. Deposits provide the primary source of funding for the Company’s lending and investment activities and the interest paid for deposits must be carefully managed to control the level of interest expense.

The deposit portfolio decreased $7.1 million, or 4.0%, to $170.9 million as of March 31, 2015 from $178.0 million as of December 31, 2014. Although both NOW and saving accounts were up a combined $4.4 million, or 2.8%, during the first quarter of 2015, significant decreases occurred in certificates of deposit ($5.4 million or 3.5%). The decrease in time deposits can be attributed to a pricing strategy of setting competitive offering rates, but not the highest deposit rates in our market, contributing to a 12 bps decrease in the average cost of deposits versus the first quarter of 2014. Management expects these disintermediation driven reductions in cost to continue in 2015 as premium deposit rates are no longer offered by the Bank.

Other Borrowings. Borrowed funds totaled $5.4 million as of March 31, 2015, a $0.7 million, or 11.6%, decrease from the December 31, 2014 balance. The borrowings consist of four loans to the Bancorp from outside creditors. The loans must be repaid from Bancorp cash. Per the Consent Order with the FDIC, the Bank is not permitted to make any forms of payments to Bancorp. As of March 31, 2015, Bancorp’s cash position was $1.3 million.

During the first quarter of 2015, Bancorp was able to renegotiate a substantial portion of the debt due December 29, 2015, achieving terms more favorable to Bancorp. A portion of the $5.0 million note totaling $2.3 million was exchanged for 28,675 shares of Bancorp common stock and a new $1.6 million note with a more favorable interest rate and a maturity date of August 2021.

Management is engaged in the sale of the remainder of the OREO property held at the Bancorp, which will provide additional liquidity to meet required debt servicing payments. The Bancorp is also pursuing other borrowing avenues to ensure there is adequate cash to meet debt servicing needs.

Other Borrowings

Description	Balance of Loan as of 03/31/15	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$2,700,000	8.00%	Monthly	Interest Only	12/29/2015
Loan 2	$632,174	4.75%	Monthly	Amortizing	11/21/2019
Loan 3	$460,353	4.25%	Monthly	Amortizing	6/25/2019
Loan 4	$1,644,547	6.00%	*	Interest Only	8/4/2021

* Monthly interest payments are deferred until August 2015

No FHLB borrowings were outstanding as of March 31, 2015 or December 31, 2014. The Bank had an approved FHLB line-of-credit of $15.5 million as of March 31, 2015. In addition, the Company has collateralized federal fund lines of $6.1 million with the FRB and $1.0 million with Great Lakes Bankers Bank. Neither line was drawn upon as of March 31, 2015. The FHLB line was secured via the pledge of mortgage loans totaling $27.3 million, the Federal Reserve federal fund line is secured via the pledge of $8.0 million of automobile loans and the Great Lakes Bankers Bank line is secured via the pledge of cash.

Income Taxes. In December 2014, the Company recaptured the $5.1 million deferred tax asset allowance account which had been established in 2012 as a write-off of the Company’s deferred tax asset position. As a result of recapturing this allowance account, the Company is now subject to reporting federal income tax expense for 2015. For the period ended March 31, 2015, the Company recorded income tax expense of $38 thousand versus no income tax expense for the period ended March 31, 2014. At March 31, 2015, the Company has a deferred tax asset related to a net operating loss carryforward of $3.7 million.

Concentrations of Credit Risk. Financial institutions, such as Citizens Bank, generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. The Bank’s loan portfolio is concentrated geographically in central Ohio. Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for income generating property totaled $29.7 million at March 31, 2015, which represents 20.3% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 5.2% at March 31, 2015. Management has also identified sub-prime loans (less than a 660 credit score) and unsecured loans as concentrations. As of March 31, 2015, loans to sub-prime borrowers totaled $11.3 million (7.7% of total portfolio), with 1.2% of these credits 30 days or more past due. In addition, unsecured loans totaled $4.9 million as of March 31, 2015, or 3.3% of the loan portfolio, with a delinquency rate, which is any loan 30 days or more past due, of 0.9% at March 31, 2015.

Liquidity and Capital Resources. The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated by operating activities was $176 thousand for the first three months of 2015 versus cash used of $(145) thousand for the comparable period in 2014. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of the net loss from the sale of other real estate owned, the net gain from the sale of securities available for sale, depreciation expense, and increases and decreases in accrued interest payable, other assets, and other liabilities.

The primary investing activity of the Bank is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from sales and maturities of investment securities.

In considering the more typical investing activities, during the first three months of 2015, $1.6 million was generated from paydowns and maturities within the securities available for sale portfolio and another $5.6 million from sales of securities from this portfolio. Purchases of securities into the available for sale portfolio used $3.1 million of cash. During the first three months of 2014, cash of $1.8 million was generated from sale of other real estate owned and $2.5 million was provided by a decline in the loan portfolio. No securities were purchased during the first three months of 2014.

For the first three months of 2015, total deposits decreased by $7.1 million. For the same period in 2014, total deposits decreased by $3.5 million. For additional information about cash flows from the Bank’s operating, investing and financing activities. See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are no matters required to be reported under this item.

Item 4. Controls and Procedures.

Bancorp carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date, in timely alerting them to material information required to be in the Company’s (including its consolidated subsidiary) periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q

Quarter ended March 31, 2015

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
There are no matters required to be reported under this item.

Item 1A.	Risk Factors.
There has been no material change in the nature of the risk factors as set forth in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On February 9, 2015, the Bancorp renegotiated a portion of a $5.0 million note payable due December 29, 2015. In exchange for $2.3 million of the original $5.0 million note, the Company issued an interest only note for $1,644,546.60, due August 4, 2021, with a fixed interest rate of 6.00%,,and 28,675 shares of the Company’s common stock. These common shares were offered and sold by Bancorp in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Citizens Independent Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Citizens Independent Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS INDEPENDENT BANCORP, INC.
(Registrant)

Date: May 8, 2015	/s/ Daniel C. Fischer
Daniel C. Fischer
President and Chief Executive Officer

Date: May 8, 2015	/s/ James Livesay
James Livesay SVP and Chief Financial Officer

