Form 10-Q
period 2015-06-30
Citizens Independent Bancorp, Inc.
filed 2015-08-12
CIK 1553830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Yes ☐          No ☒

As of August 10, 2015, the latest practicable date, 663,695 shares of the registrant’s no par value common stock were issued and outstanding.

CITIZENS INDEPENDENT BANCORP

FORM 10-Q

For the Six Month Periods Ended June 30, 2015 and 2014

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	(unaudited)
	June 30, 2015	December 31, 2014

ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$4,589	$13,290
Federal funds sold	11,230	3,343
Total cash and cash equivalents	15,819	16,633

Securities available for sale	20,584	31,164
Other investment securities	859	859

Loans	143,447	146,426
Allowance for loan losses	(2,414)	(3,869)
Net loans	141,033	142,557

Premises and equipment, net	2,983	3,050
Accrued interest receivable	312	348
Other real estate owned	361	1,068
Other assets	11,719	6,144
TOTAL ASSETS	$193,670	$201,823

LIABILITIES
Deposits
Noninterest bearing	$23,627	$23,153
Interest bearing	145,417	154,814
Total deposits	169,044	177,967

Borrowed funds	5,352	6,147
Accrued interest payable	1,166	1,492
Other liabilities	1,448	1,380
TOTAL LIABILITIES	177,010	186,986

SHAREHOLDERS' EQUITY
Cumulative preferred stock of no par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock of no par value; 2,000,000 shares authorized, 709,886 shares issued and 655,506 shares outstanding at June 30, 2015 and 638,555 shares issued and 584,175 shares outstanding at December 31, 2014, respectively	13,994	12,297
Stock warrants outstanding; 119,003 warrants issued and 75,597 warrants outstanding as of June 30, 2015 and 119,003 warrants issued and 118,253 outstanding at December 31, 2014, respectively	120	187
Retained earnings	9,710	9,458
Treasury stock, at cost, 54,380 shares at June 30, 2015 and December 31, 2014, respectively	(6,590)	(6,590)
Accumulated other comprehensive income (loss)	(574)	(515)
TOTAL SHAREHOLDERS' EQUITY	16,660	14,837

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$193,670	$201,823

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$1,941	$1,832	$3,835	$3,731
Interest and dividends on investment securities	109	175	234	380
Interest on federal funds sold	6	7	13	16
TOTAL INTEREST INCOME	2,056	2,014	4,082	4,127

INTEREST EXPENSE
Interest on deposits	223	305	472	627
Interest on borrowed funds	91	113	190	226
TOTAL INTEREST EXPENSE	314	418	662	853

NET INTEREST INCOME	1,742	1,596	3,420	3,274

Provision for loan losses	-	(186)	-	(186)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,742	1,782	3,420	3,460

NONINTEREST INCOME
Service charges	103	113	188	226
Net gain on sale of securities	58	-	148	-
Net gain (loss) on sale of other real estate owned	1	(4)	(45)	371
Credit card income and fees	90	86	173	167
Other	58	85	123	141
TOTAL NONINTEREST INCOME	310	280	587	905

NONINTEREST EXPENSE
Salaries and employee benefits	762	853	1,574	1,711
Net occupancy and equipment expense	224	269	477	599
Other real estate owned expense	35	77	60	157
FDIC insurance expense	46	105	126	240
Legal and professional fees	100	85	198	192
Data processing	92	85	186	162
Advertising	55	51	97	97
Examinations and audits	79	43	156	82
Telephone	22	26	42	46
Other operating expenses	437	272	751	582
TOTAL NONINTEREST EXPENSE	1,852	1,866	3,667	3,868

INCOME BEFORE INCOME TAXES	200	196	340	497

Income tax expense	51	-	88	-

NET INCOME	$149	$196	$252	$497

Basic earnings per common share	$0.23	$0.35	$0.40	$0.99
Diluted earnings per common share	$0.23	$0.34	$0.40	$0.97

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(Dollars in thousands)
	Three Months Ended
	June 30,
	2015	2014

Net income	$149	$196

Other comprehensive income (loss), net of tax:

Unrealized net holding gain (loss) on securities available for sale, net of income taxes of $(57) and $47 for the three month periods ended June 30, 2015 and 2014, respectively	(110)	92

Reclassification for gains recognized on sale of securities available for sale, net of income taxes of $19 for the three month period ended June 30, 2015	(39)	-
Other comprehensive income (loss)	(149)	92
Comprehensive income	$-	$288

	Six Months Ended
	June 30,
	2015	2014

Net income	$252	$497

Other comprehensive income (loss), net of tax:

Unrealized net holding gain (loss) on securities available for sale, net of income taxes of $20 and $79 for the six month periods ended June 30, 2015 and 2014, respectively	39	152

Reclassification for gains recognized on sale of securities available for sale, net of income taxes of $50 for the six month period ended June 30, 2015	(98)	-
Other comprehensive income (loss)	(59)	152
Comprehensive income	$193	$649

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	(Dollars in thousands)
	Six Months Ended
	June 30,
	2015	2014

Balance at beginning of period	$14,837	$5,626

Exercise of common stock warrants - 42,656 shares in 2015 and 0 shares in 2014	974	-
Issuance of common stock warrants - 119,003 warrants in 2014	-	188
Issuance of common stock - 28,675 shares in 2015 and 238,057 shares in 2014	656	3,030
Net income	252	497
Other comprehensive income (loss)	(59)	152

Balance at end of period	$16,660	$9,493

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(Dollars in thousands)
	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	252	497
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	-	(186)
Depreciation and amortization	143	182
Deferred income taxes	88	-
Investment securities amortization (accretion), net	76	(2)
Provision for loss on real estate owned	-	74
Change in value of bank owned life insurance	(4)	-
Net (gain) loss on sale of other real estate owned	45	(371)
(Gain) loss on sale of investments	(148)	-
Net (gain) loss on disposition of premises and equipment	-	20
Net change in:
Accrued interest receivable	36	94
Accrued interest payable	(326)	(281)
Other assets	17	197
Other liabilities	68	(107)
Net cash provided by operating activities	247	117

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available for sale securities	(3,084)	(5,070)
Proceeds from maturities of available for sale securities	2,413	2,168
Proceeds from sales of available for sale securities	5,587	-
Net change in loans	1,417	2,470
Proceeds from sale of other real estate owned	769	2,289
Purchases of premises and equipment	(76)	(104)
Net cash provided by investing activities	7,026	1,753

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(8,923)	(92)
Payments on borrowed funds	(138)	(108)
Proceeds from issuance of common stock and warrants	974	3,218
Net cash provided by (used in) financing activities	(8,087)	3,018

Net increase (decrease) in cash and cash equivalents	(814)	4,888

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,633	15,004

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,819	$19,892

Supplemental Disclosure of Cash Flows
Cash paid during the period for:
Interest	$988	$1,135
Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$107	$462
Short term debt converted to common stock	$656	$-
Receivable from sale of available for sale securities	$5,655	$-

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

LOGAN, OHIO
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Citizens Independent Bancorp, Inc. (the Bancorp), a bank holding company for The Citizens Bank of Logan (the Bank), collectively referred to as the “Company” is engaged in the business of commercial and retail banking services with operations conducted through offices in Hocking and Athens counties. These communities and surrounding areas are the source of substantially all the Company's deposit and loan activities. Secured loans are secured by business assets, consumer assets, residential real estate and non-residential real estate. The majority of Company income is derived from commercial, real estate and retail lending activities and investments. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Basis of Financial Statement Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The accounting and reporting policies of the Bancorp and the Bank conform to GAAP and to general practices followed within the banking industry. Securities transactions have been accounted for on a trade date basis, wherein any gains or losses resulting from the transaction are recognized as of the date of the respective trade.

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

Common Stock Warrants

In June 2014, the Company issued warrants to purchase 119,003 shares of common stock in connection with the issuance of common stock in the stock offering campaign. These warrants entitle the holder to purchase the Company’s common stock at 90% of the prior month’s closing book value. These warrants are valid for a period of two years and expire June 25, 2016. Allocated value of these common stock warrants is $187 thousand based on the Black Scholes methodology.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share are net income divided by the weighted average common shares outstanding during the period. The factors used in the earnings per share computation for the three and six month periods ended June 30, 2015 and 2014 follow:

	(Dollars in thousands, except per share data)
	Three Months Ended
	June 30,
	2015	2014
Net income	$149	$196
Weighted average common shares outstanding	648,397	560,485
Basic earnings per common share	$0.23	$0.35
Total shares and warrants	656,668	572,319
Diluted earnings per common share	$0.23	$0.34

	Six Months Ended
	June 30,
	2015	2014
Net income	$252	$497
Weighted average common shares outstanding	626,245	500,563
Basic earnings per common share	$0.40	$0.99
Total shares and warrants	636,097	512,430
Diluted earnings per common share	$0.40	$0.97

NOTE 3 - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:

	(Dollars in thousands)
	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$2,053	$6	$-	$2,059
U.S. government federal agencies	9,681	8	(32)	9,657
State and local governments	2,809	5	(28)	2,786
Mortgage backed securities	6,140	10	(68)	6,082
Total	$20,683	$29	$(128)	$20,584

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,049	$18	$-	$5,067
U.S. government federal agencies	13,905	31	(67)	13,869
State and local governments	1,029	7	(1)	1,035
Mortgage backed securities	11,191	67	(65)	11,193
Total	$31,174	$123	$(133)	$31,164

The following is a summary of maturities of securities available-for-sale as of June 30, 2015:

	(Dollars in thousands)
	Securities available for sale
	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,463	$1,467
After one year through five years	10,558	10,544
After five years through ten years	3,219	3,195
After ten years	5,443	5,378
Total	$20,683	$20,584

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

During the first two quarters of 2015, the Company sold available-for-sale securities, principally U.S. Treasury and Agencies, totaling $5.6 million with a weighted average yield of 1.81% and weighted average maturity of 3.6 years and reinvested in $3.0 million of tax exempt municipal bonds and U.S. Agencies with a weighted average yield of 2.46% and weighted average maturity of 6.5 years. A portion of the securities portfolio was sold as of June 30, 2015; however, cash had not been received as of that date. The receivable is currently in Other Assets. The net realized gain on these transactions was $148 thousand.

Investment securities with a carrying amount of approximately $15,319,000 and $28,793,000 were pledged to secure deposits as required or permitted by law at June 30, 2015 and December 31, 2014, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that an individual security has been in a continuous loss position, follows:

			(Dollars in thousands)
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2015
U.S. government federal agencies	$4,307	$(18)	$1,988	$(14)	$6,295	$(32)
State and local governments	1,752	(28)	-	-	1,752	(28)
Mortgage backed securities	1,711	(9)	2,144	(59)	3,855	(68)
Total	$7,770	$(55)	$4,132	$(73)	$11,902	$(128)

December 31, 2014
U.S. government federal agencies	$3,088	$(9)	$4,979	$(58)	$8,067	$(67)
State and local governments	578	(1)	-	-	578	(1)
Mortgage backed securities	1,985	(8)	3,684	(57)	5,669	(65)
Total	$5,651	$(18)	$8,663	$(115)	$14,314	$(133)

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the periods indicated:

	(Dollars in thousands)
	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Allowance at beginning of period	$3,869	$4,384	$3,443	$4,349
Provision for credit losses	-	(186)	-	(186)
Charge-offs:
Commercial	1,422	408	1,001	401
Real Estate	42	38	38	10
Consumer	59	136	30	72
Total charge-offs	$1,523	$582	$1,069	$483

Recoveries:
Commercial	39	248	27	204
Real Estate	-	5	-	-
Consumer	29	31	13	16
Total Recoveries	68	284	40	220
Ending allowance	$2,414	$3,900	$2,414	$3,900

The following tables present the recorded investment with respect to loans and the related allowance by portfolio segment at the dates indicated:

			(Dollars in thousands)
	Collectively Evaluated		Individually Evaluated		Total
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
June 30, 2015
Commercial	$1,857	$81,618	$138	$1,998	$1,995	$83,616
Real estate	115	38,547	136	540	251	39,087
Consumer	155	20,594	13	150	168	20,744
Total	$2,127	$140,759	$287	$2,688	$2,414	$143,447

December 31, 2014
Commercial	$2,422	$77,651	$1,069	$10,338	$3,491	$87,989
Real estate	124	38,091	71	665	195	38,756
Consumer	169	19,407	14	274	183	19,681
Total	$2,715	$135,149	$1,154	$11,277	$3,869	$146,426

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at June 30, 2015 and December 31, 2014.

Commercial Credit Exposure

Credit risk profile by credit worthiness category

	(Dollars in thousands)
	Commercial Mortgage		Commercial Other
Category	06/30/15	12/31/14	06/30/15	12/31/14
Pass	$62,839	$61,047	$12,142	$13,014
5	1,462	4,524	1,735	344
6	5,315	8,131	123	230
7	-	699	-	-
Total	$69,616	$74,401	$1 4,000	$13,588

Consumer Credit Exposure

Credit risk by credit worthiness category

		(Dollars in thousands)
	Residential		Consumer		Consumer		Consumer
	Real Estate		Equity		Auto		Other
Category	06/30/15	12/31/14	06/30/15	12/31/14	06/30/15	12/31/14	06/30/15	12/31/14

Pass	$38,060	$37,729	$7,979	$6,945	$10,961	$10,649	$1,640	$1,888
5	369	430	75	77	55	54	-	-
6	658	597	-	15	34	53	-	-
7	-	-	-	-	-	-	-	-
Total	$39,087	$38,756	$8,054	$7,037	$11,050	$10,756	$1,640	$1,888

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing commercial, mortgage and consumer loans. The following tables set forth certain information regarding the Bank’s impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods indicated:

	(Dollars in thousands)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
June 30, 2015
With no related allowance recorded:
Commercial mortgage	$1,084	$1,716	$-
Commercial other	-	-	-
Residential real estate	-	-	-
Consumer equity	-	-	-
Consumer auto	-	-	-
Subtotal	1,084	1,716	-

With an allowance recorded:
Commercial mortgage	$914	$1,018	$138
Commercial other	-	-	-
Residential real estate	540	554	136
Consumer equity	150	150	13
Consumer auto	-	-	-
Subtotal	1,604	1,722	287
Total	$2,688	$3,438	$287

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2014
With no related allowance recorded:
Commercial mortgage	$7,027	$7,368	$-
Commercial other	67	67	-
Residential real estate	223	278	-
Consumer equity	15	16	-
Consumer auto	106	109	-
Subtotal	7,438	7,838	-

With an allowance recorded:
Commercial mortgage	3,100	3,191	925
Commercial other	144	168	144
Residential real estate	442	449	71
Consumer equity	153	153	14
Consumer auto	-	-	-
Subtotal	3,839	3,961	1,154
Total	$11,277	$11,799	$1,154

The following tables present the average recorded investments in impaired loans and the amount of interest income recognized on impaired loans after impairment by class for the periods indicated.

			(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Six Month Period
Ended June 30, 2015
Commercial:
Mortgage	$4,306	$25	$2,669	$12	$6,975	$37
Other	56	1	88	-	144	1
Residential real estate	232	4	466	9	698	13
Consumer:
Equity	7	-	151	5	158	5
Auto	101	2	-	-	101	2
Other	-	-	-	-	-	-
Total	$4,702	$32	$3,374	$26	$8,076	$58

Six Month Period
Ended June 30, 2014
Commercial:
Mortgage	$7,696	$70	$2,272	$-	$9,968	$70
Other	200	1	335	-	535	1
Residential real estate	266	2	563	13	829	15
Consumer:
Equity	95	-	158	5	253	5
Auto	112	1	3	-	115	1
Other	-	-	-	-	-	-
Total	$8,369	$74	$3,331	$18	$11,700	$92

			(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Three Month Period
Ended June 30, 2015
Commercial:
Mortgage	$2,946	$1	$2,452	$6	$5,398	$7
Other	50	1	61	-	111	1
Residential real estate	237	1	478	4	715	5
Consumer:
Equity	3	-	151	3	154	3
Auto	98	1	-	-	98	1
Other	-	-	-	-	-	-
Total	$3,334	$4	$3,142	$13	$6,476	$17

Three Month Period
Ended June 30, 2014
Commercial:
Mortgage	$8,131	$35	$2,232	$-	$10,363	$35
Other	244	1	175	-	419	1
Residential real estate	120	1	618	7	738	8
Consumer:
Equity	95	-	155	2	250	2
Auto	102	-	-	-	102	-
Other	-	-	-	-	-	-
Total	$8,692	$37	$3,180	$9	$11,872	$46

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings (TDRs) during the periods indicated.

		(Dollars in thousands)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment

Six months ended June 30, 2015
Commercial mortgage	1	$169	$169
Residential real estate	2	166	166
Consumer auto	6	40	40
Consumer other	-	-	-
Total	9	$375	$375

Six months ended June 30, 2014
Commercial mortgage	3	$310	$310
Residential real estate	2	187	187
Consumer auto	1	1	1
Consumer other	1	-	-
Total	7	$498	$498

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment

Three months ended June 30, 2015
Commercial mortgage	$-	$-	$-
Residential real estate	2	166	166
Consumer auto	2	21	21
Consumer other	-	-	-
Total	4	$187	$187

Three months ended June 30, 2014
Commercial mortgage	-	-	-
Residential real estate	-	-	-
Consumer auto	-	-	-
Consumer other	-	-	-
Total	-	$-	$-

(1)	– Pre-modification balance is calculated using the loan balance on the day prior to modification as TDR.

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Bank offers various types of concessions when modifying a loan. Loan terms that may be modified due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, a reduction in the face amount of the debt, a reduction of the accrued interest, temporary interest-only payments, re-aging, extensions, deferrals, renewals and rewrites. In mitigation, additional collateral, a co-borrower or a guarantor may be requested.

During the six month period ended June 30, 2015 loans were modified by either a reduction in rates or a change in the contractual maturity date of the note. Six loans were modified with reduced interest rates and the contractual maturity date of three loans was extended.

During the six month period ended June 30, 2014 loans were modified by either a reduction in rates or a change in the contractual maturity date of the note. Two loans were modified with reduced interest rates and the contractual maturity date of five loans was extended.

Loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have, in some cases, been taken against the outstanding loan balance. The allowance for impaired loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows, discounted at the loan’s original effective interest rate. Management exercises significant judgment in developing these determinations.

There are no loans which were modified as a TDR within the previous twelve months that have subsequently defaulted as of June 30, 2015.

The following table presents the loan portfolio by class summarized by aging categories, at June 30, 2015 and December 31, 2014:

							Recorded
							Investment
	30-59	60-89	>90				>90 Days
	Days	Days	Days	Total		Total	and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

June 30, 2015
Commercial:
Mortgage	$30	$253	$169	$452	$69,164	$69,616	$-
Other	-	-	-	-	14,000	14,000	-
Residential real estate	136	-	35	171	38,916	39,087	-
Consumer:					-
Equity	60	-	-	60	7,994	8,054	-
Auto	69	11	-	80	10,970	11,050	-
Other	4	7	9	20	1,611	1,640	9
Total	$299	$271	$213	$783	$142,655	$143,447	$9

December 31, 2014
Commercial:
Mortgage	$1,345	$238	$4,924	$6,507	$67,894	$74,401	$-
Other	17	144	20	181	13,407	13,588	-
Residential real estate	470	186	27	683	38,073	38,756	-
Consumer:
Equity	-	-	-	-	7,037	7,037	-
Auto	20	6	19	45	10,711	10,756	-
Other	8	6	10	24	1,864	1,888	-
Total	$1,860	$580	$5,000	$7,440	$138,986	$146,426	$-

The following summarizes by loan class, the loans on nonaccrual status at June 30, 2015 and December 31, 2014:

	(Dollars in thousands)
	June 30,	December 31,
	2015	2014
Commercial:
Mortgage	$1,373	$7,200
Other	-	169
Residential real estate	372	307
Consumer:
Equity	-	15
Auto	21	38
Other	-	-
Total	$1,766	$7,729

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

Description	Balance of Loan as of 06/30/15	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$2,670,683	8.00%	Monthly	Interest Only	12/29/2015
Loan 2	$601,788	4.75%	Monthly	Amortizing	11/21/2019
Loan 3	$435,416	4.25%	Monthly	Amortizing	6/26/2019
Loan 4	$1,644,547	6.00%	*	Deferred I/O	8/4/2021

* Monthly interest payments are deferred until August 2015

NOTE 6 – EMPLOYEE BENEFIT PLANS

The bank has a qualified noncontributory benefit pension plan which covers certain employees. The benefits are primarily based on years of service and earnings.

The following table presents the components of the net periodic pension cost of the Defined Benefit Plan.

	(Dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net periodic pension cost:
Interest cost on projected benefit obligation	$14	$13	$27	$26
Expected return on plan assets	(11)	(10)	(22)	(20)
Settlement loss	-	-	-	-
Net amortization of deferral of (gains) losses	17	12	34	24
Net periodic pension cost	$20	$15	$39	$30

NOTE 7 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Accordingly, investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a nonrecurring basis, such as impaired loans and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

The following are assets and liabilities that were accounted for or disclosed at fair value on a recurring basis:

		(Dollars in thousands)
		Fair Value Measurements
		Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Assets:
Available for sale securities:
U.S. government securities	$2,059	$2,059	$-	$-
U.S. government federal agencies	9,657	-	9,657	-
State and local governments	2,786	-	2,786	-
Mortgage backed securities	6,082	-	6,082	-
Total securities available for sale	$20,584	$2,059	$18,525	$-

December 31, 2014
Assets:
Securities available for sale
U.S. government securities	$5,067	$5,067	$-	$-
U.S. government federal agencies	13,869	-	13,869	-
State and local governments	1,035	-	1,035	-
Mortgage backed securities	11,193	-	11,193	-
Total securities available for sale	$31,164	$5,067	$26,097	$-

The following describes the valuation techniques used to measure certain financial assets and liabilities recorded at fair value on a nonrecurring basis in the financial statements.

Impaired loans - The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may need to be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. As of June 30, 2015, the fair value of substantially all of the impaired loans was estimated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as nonrecurring Level 3. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

The following are assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis:

		(Dollars in thousands)
		Fair Value Measurements
		Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Assets:
Impaired loans
Commercial mortgage	$1,860	$-	$-	$1,860
Commercial other	-	-	-	-
Residential real estate	404	-	-	404
Consumer equity	137	-	-	137
Consumer auto	-	-	-	-
Total impaired loans	2,401	-	-	2,401

Other real estate owned
Residential	63	-	-	63
Commercial	298	-	-	298
Total other real estate owned	$361	$-	$-	$361

December 31, 2014
Assets:
Impaired loans
Commercial mortgage	$9,202	$-	$-	$9,202
Commercial other	67	-	-	67
Residential real estate	594	-	-	594
Consumer equity	154	-	-	154
Consumer auto	106	-	-	106
Total impaired loans	10,123	-	-	10,123

Other real estate owned
Residential	200	-	-	200
Commercial	868	-	-	868
Total other real estate owned	$1,068	$-	$-	$1,068

The following methods and assumptions were used to estimate the fair value disclosures for other financial instruments as of June 30, 2015 and December 31, 2014:

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

The estimated fair value of the financial instruments is as follows:

			Fair Value Measurements Using
			Quoted
	(Dollars in thousands)		Prices in
			Active
			Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets/Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Financial assets:
Cash and cash equivalents	$15,819	$15,819	$-	$15,819	$-
Securities available for sale	20,584	20,584	2,059	18,525	-
Other investment securities	859	859	-	-	859
Loans, net	141,033	144,671	-	-	144,671
Accrued interest receivable	312	312	-	-	312

Financial liabilities:
Noninterest-bearing deposits	$23,627	$23,627	$-	$23,627	$-
Interest-bearing deposits	145,417	146,209	-	146,209	-
Borrowed funds	5,352	5,352	-	5,352	-
Accrued interest payable	1,166	1,166	-	-	1,166

December 31, 2014
Financial assets:
Cash and cash equivalents	$16,633	$16,633	$-	$16,633	$-
Securities available for sale	31,164	31,164	5,067	26,097	-
Other investment securities	859	859	-	-	859
Loans, net	142,557	145,895	-	-	145,895
Accrued interest receivable	348	348	-	-	348

Financial liabilities:
Noninterest-bearing deposits	$23,153	$23,153	$-	$23,153	$-
Interest-bearing deposits	154,814	155,735	-	155,735	-
Borrowed funds	6,147	6,147	-	6,147	-
Accrued interest payable	1,492	1,492	-	-	1,492

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

Management Discussion and Analysis as of June 30, 2015

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

In October 2012, the Bank entered into a publicly available Consent Order with the FDIC and a Written Agreement with the DFI (collectively referred to as the Orders) which contain a number of listed deliverables and filing deadlines. Significant among the required actions not yet met is the completion of a capital plan which will result in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its total assets at a minimum of 8.50% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. With the completion of the Company’s capital campaign and subsequent investment in the Bank, the estimated ratio of Tier 1 capital to total assets is 8.47% and the ratio of total capital to risk-weighted assets is 13.93%.

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

For the six months ended June 30, 2015, the Company earned net income of $252 thousand or $0.40 per share, compared to net income of $497 thousand or $0.99 per share for the six months ended June 30, 2014.

Key items affecting the Company’s results for the first six months of 2015:

•	Net interest income increased by $146 thousand year-over-year for the six months ended June 30, 2015 from the six months ended June 30, 2014. A $45 thousand decline in interest income was offset by a $191 thousand decrease in interest expense.

•	Noninterest income decreased by $318 thousand to $587 thousand for the six months ended June 30, 2015 from the six months ended June 30, 2014. The period to period decrease can be attributed to lower gains on the sale of repossessed assets. Sales of such assets resulted in a loss of $45 thousand for the six month period in 2015 versus gains of $371 thousand for the six months period in 2014.
•	Noninterest expense dropped $201 thousand for the six months ended June 30, 2015 in comparison to the six months ended June 30, 2014, totaling $3.7 million and $3.9 million respectively.
•	Non-performing loans were lower by $5.9 million at June 30, 2015 relative to December 31, 2014, totaling $1.8 million and $7.7 million respectively. The period over period activity primarily consisted of the pay-off of a $2.9 million credit, and a $0.9 million credit returning to accrual status, plus $1.4 million in net charge-offs.
•	Gross loans declined $3.0 million or 2.0% to $143.4 million as of June 30, 2015 from $146.4 million as of December 31, 2014. The decline results from loan originations of $14.9 million offset by $17.9 million in principal reductions received during the first six months of 2015. Non-performing loans made up $5.9 million of these principal reductions.
•	Deposits were down $9.0 million from year end balances at $169.0 million as of June 30, 2015 from $178.0 million as of December 31, 2014.
•	Shareholders’ equity at the Company increased $1.8 million or 12.3% to $16.7 million as of June 30, 2015 from the December 31, 2014 equity position. This increase was due to net proceeds from exercise of outstanding common stock warrants totaling $974 thousand, the issuance of $656 thousand of common stock to satisfy an existing debt, and net income of $252 thousand with a decrease of $59 thousand in other comprehensive income resulting from the recognition in equity of an unrealized loss on the Company’s available for sale investment portfolio during the first six months of 2015. Tier I Leverage Capital and Total Risk Based Capital at the Bank were 8.47% and 13.93%, respectively, as of June 30, 2015 and 8.11% and 13.39% as of December 31, 2014. The Tier 1 Leverage Capital ratio is still under the 8.5% required under the Orders.

Comparison of Results of Operations for the Six Months Ended June 30, 2015 and June 30, 2014

For the six months ended June 30, 2015, the Company earned net income of $252 thousand, a $245 thousand decrease from the $497 thousand net income reported as of June 30, 2014. The decrease in profitability can primarily be attributed to a $186 thousand negative loan loss provision (recovery) taken in 2014, versus no provision activity in 2015, decreases in noninterest income of $318 thousand, partially offset by an increase in net interest income of $146 thousand and a decrease in noninterest expense of $201 thousand income during the six months ended June 30, 2015 in comparison to the six months ended June 30, 2014. Federal income tax provisions were $88 thousand for the first six months of 2015 versus no income tax expense provision during the comparable period in 2014. Net interest income for the six months ended June 30, 2015 was $3.4 million, an increase of $146 thousand or 4.5% from the six months ended June 30, 2014.

Distribution of Assets, Liabilities, and Shareholders' Equity

For the six months ended June 30,

	(Dollars in thousands)
	2015			2014
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Earning Assets:
Loans receivable (1), (2)	$141,728	$3,835	5.41%	$143,895	$3,731	5.19%
Securities (3)	26,067	217	1.66%	36,453	362	1.99%
Fed funds sold	11,426	13	0.23%	15,531	16	0.21%
FHLB stock	859	17	3.96%	859	18	4.19%
Total interest-earning assets	180,080	4,082	4.53%	196,738	4,127	4.20%
Non-interest-earning assets	17,151			7,793
Total Assets	$197,231			$204,531

Interest-Bearing Liabilities
Interest-bearing deposits	150,268	472	0.63%	164,392	627	0.76%
Other borrowings	5,534	190	6.87%	6,310	226	7.16%
Total interest-bearing liabilities	155,802	662	0.85%	170,702	853	1.00%
Non-interest-bearing liabilities	22,525			22,105
Total including non-interest-bearing demand deposits	178,327	662		192,807	853
Other non-interest liabilities	2,788			3,369
Total Liabilities	181,115			196,176
Shareholders' equity	16,116			8,355
Total liabilities and shareholders' equity	$197,231			$204,531
Net interest income; interest rate spread		$3,420	3.68%		$3,274	3.20%
Net interest margin			3.80%			3.33%
Average interest-earning assets to average interest-bearing liabilities			115.58%			115.25%

(1)	Loan fees are immaterial amounts.
(2)	Non-accrual loans are included in average loan balance.
(3)	Interest income for tax-exempt securities is not calculated on a tax-exempt basis.

Interest income for the six months ended June 30, 2015 was $4.1 million, a $45 thousand or 1.1% decrease from that earned during the six months ended June 30, 2014. The yield on earning assets increased 33 basis points to 4.53% for the six months ended June 30, 2015 from 4.20% for the six months ended June 30, 2014. Interest income earned from the loan portfolio increased $104 thousand or 2.8% to $3.8 million for the six months ended June 30, 2015 from $3.7 million for the six months ended June30, 2014. The increase in interest income from the loan portfolio can be attributed to a 22 basis point increase in the yield, from 5.19% for the six months ended June 30, 2014 to 5.41% for the six months ended June 30, 2015.

Interest income from the investment portfolio declined $145 thousand or 40.1% to $217 thousand for the six months ended June 30, 2015 from $362 thousand for the six months ended June 30, 2014. Average assets for the securities portfolio declined $10.4 million and the yield decreased by 33 basis points. Securities sales during the six month period ending June 30, 2015 totaled $11.1 million and purchases were $3.1 million. Securities gains recognized during the first two quarters of 2015 were $148 thousand versus no securities sales or gains during the same period in 2014.

Interest expense for the six months ended June 30, 2015 was $662 thousand, a $191 thousand or 22.4% decrease from the $853 thousand in interest expense for the six months ended June 30, 2014. Interest expense for deposits declined $155 thousand or 24.7% to $472 thousand for the six months June 30, 2015. Average balances of interest bearing deposits decreased by $14.1 million or 8.6%, declining to $150.3 million at June 30, 2015 from $164.4 million at June 30, 2014.

Interest expense for other borrowings was $190 thousand for the six months ended June 30, 2015 and $226 thousand for the six months ended June 30, 2014. In February, 2015, the Company issued $656 thousand of common stock, retiring a like amount of debt, and reducing the interest rate on a portion of the remaining debt. Savings in borrowing expense due to the transaction were $33 thousand during the first six months of 2015 compared to the same period in 2014.

Net interest margins continue to be under heavy pressure as higher yielding loans reprice downward, are refinanced at lower rates, or pay off early. During the first six months of 2015, loans totaling $2.7 million have either repriced or refinanced at interest rates averaging 208 basis points below original rates. Although the principal amount of repricing loans is lower than last year, the repricing gap is larger by 50 basis points. The Bank has continued to drive the composition of the loan portfolio towards variable rate loans as protection against rising interest rates. Although striving to originate conforming residential mortgage loans, management is retaining a larger percentage of these mortgage loans in-house rather than selling to the secondary market. The loan mix resulting from holding these typically variable rate loans in portfolio will depress the net interest margin in the short term, but should be additive as they begin to reprice. The loan portfolio currently consists of 66.3% variable rate loans. The Bank has reduced interest rates paid on a large group of deposit accounts and continues to monitor certificate of deposit rates versus our peers. Effects of these deposit cost initiatives are now being felt.

Comparison of Results of Operations for the Three Months Ended June 30, 2015 and June 30, 2014

For the three months ended June 30, 2015, the Company earned net income of $149 thousand, a $47 thousand decrease from the $196 thousand net income reported for the three months ended June 30, 2014. Net interest income increased $146 thousand (9.2%) during the second quarter of 2015 versus the second quarter of 2014, noninterest income increased $30 thousand, and noninterest expense decreased $14 thousand. Negative factors during the same time period were the $186 thousand negative loan loss provision (recovery) recorded in the second quarter of 2014 relative to no loan provision activity during the second quarter of 2015, and federal income tax expense of $51 thousand in 2015 versus no federal income tax expense during 2014.

Distribution of Assets, Liabilities, and Shareholders' Equity

For the three months ended June 30,

	(Dollars in thousands)
	2015			2014
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Earning Assets:
Loans receivable (1), (2)	$140,943	$1,941	5.51%	$142,831	$1,832	5.13%
Securities (3)	24,158	100	1.66%	38,282	166	1.73%
Fed funds sold	11,733	6	0.20%	13,456	7	0.21%
FHLB stock	859	9	4.19%	859	9	4.19%
Total interest-earning assets	177,693	2,056	4.63%	195,428	2,014	4.12%
Non-interest-earning assets	17,138			6,756
Total Assets	$194,831			$202,184

Interest-Bearing Liabilities
Interest-bearing deposits	147,031	223	0.61%	161,799	305	0.75%
Other borrowings	5,389	91	6.75%	6,275	113	7.20%
Total interest-bearing liabilities	152,420	314	0.82%	168,074	418	0.99%
Non-interest-bearing liabilities	23,067			21,566
Total including non-interest-bearing demand deposits	175,487	314		189,640	418
Other non-interest liabilities	2,681			3,247
Total Liabilities	178,168			192,887
Shareholders' equity	16,663			9,297
Total liabilities and shareholders' equity	$194,831			$202,184
Net interest income; interest rate spread		$1,742	3.81%		$1,596	3.13%
Net interest margin			3.92%			3.27%
Average interest-earning assets to average interest-bearing liabilities			116.58%			116.27%

(1)	Loan fees are immaterial amounts.
(2)	Non-accrual loans are included in average loan balance.
(3)	Interest income for tax-exempt securities is not calculated on a tax-exempt basis.

Interest income for the three months ended June 30, 2015 was $2.1 million, a $42 thousand or 2.1% increase from that earned during the three months ended June 30, 2014. The yield on earning assets improved 51 basis points to 4.63% for the three months ended June 30, 2015 from 4.12% for the three months ended June 30, 2014. Interest income earned from the loan portfolio increased $109 thousand or 5.9% to $1.9 million for the three months ended June 30, 2015 from $1.8 million for the three months ended June 30, 2014. The increase in interest income from the loan portfolio can be attributed to the decrease in nonaccrual loans, falling from $7.9 million at June 30, 2014 to $1.8 million at June 30, 2015.

Interest income from the investment portfolio declined $66 thousand or 39.8% to $100 thousand for the three months ended June 30, 2015 from $166 thousand for the three months ended June 30, 2014. Average assets for the securities portfolio declined $14.1 million and the yield decreased by 7 basis points. Net securities sales of $12.3 million have been executed since June 30, 2014.

Interest expense for the three months ended June 30, 2015 was $314 thousand, a $104 thousand or 24.9% decrease from the $418 thousand in interest expense for the three months ended June 30, 2014. Interest expense for deposits declined $82 thousand or 26.9% to $223 thousand for the three months June 30, 2015. Average balances of interest bearing deposits decreased by $14.8 million or 9.1%, declining to $147.0 million at June 30, 2015 from $161.8 million at June 30, 2014. The Company continues to trim the public deposits by offering competitive, but not exorbitant, deposit rates.

Interest expense for other borrowings was $91 thousand for the three months ended June 30, 2015 and $113 thousand for the three months ended June 30, 2014. In February 2015, the Company issued $656 thousand of common stock, retiring a like amount of debt, and reducing the interest rate on a portion of the remaining debt. Savings in borrowing expense due to the transaction were $21 thousand during the second quarter of 2015 compared to the same period in 2014.

Noninterest Income. Noninterest income, which consists primarily of fees and commissions earned on services such as deposits, credit cards, and ATMs that are provided to the Bank’s customers, and to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income, decreased $318 thousand, or 35.1%, to $587 thousand for the six months ended June 30, 2015 from $905 thousand for the six months ended June 30, 2014. The period-over-period decrease in noninterest income can primarily be attributed to losses of $45 thousand recognized from the sale of other repossessed assets during the first six months of 2015 versus gains of $371 thousand recognized during the first six months of 2014. The following is a discussion of other significant period over period changes in other material noninterest income categories:

•	Income from service fees decreased $38 thousand or 16.8% to $188 thousand for the six months ended June 30, 2015 from $226 thousand for the six months ended June 30, 2014. The decrease can primarily be attributed to a $40 thousand period over period decrease in revenue from the Bank’s overdraft protection product, resulting from a change in the way we process overdrafts.
•	Sales of OREO properties generated losses of $45 thousand for the six months ended June 30, 2015, an unfavorable variance of $416 thousand from the gains on sale of OREO properties recognized during the six months ended June 30, 2014. During the first six months of 2015, the Company sold 7 properties with a carrying value of $787 thousand versus 19 properties with a carrying value of $1,953 thousand last year.
•	Other income declined $18 thousand or 12.8% during the first six months of 2015 to $123 thousand. The decline can primarily be attributed to a $17 thousand decline in income associated with OREO properties sold in the interim.

For the three months ended June 30, 2015 noninterest income increased by $30 thousand, or 10.7%. The period over period increase in noninterest income can primarily be attributed to $58 thousand in gains recognized from the sale of securities. The following is a discussion of other significant period over period changes in other material noninterest income categories:

•	Income from service fees decreased $10 thousand or 8.9% to $103 thousand for the three months ended June 30, 2015 from $113 thousand for the three months ended June 30, 2014. The decrease can primarily be attributed to a $13 thousand period over period decrease in revenue from the Bank’s overdraft protection product, resulting from a change in the way we process overdrafts.
•	Gains on sale of investment securities totaled $58 thousand for the three months ended June 30, 2015 versus no activity for the comparable period in 2014.
•	Other income decreased $27 thousand or 31.8% during the three month period ending June 30, 2015 to $58 thousand. The change can primarily be attributed to a $12 thousand decline in income associated with OREO properties sold in the interim, and a $15 thousand decline in mortgage broker commissions earned.

Noninterest Expense. Noninterest expense, which consists primarily of personnel, occupancy, equipment and other operating expenses, declined $201 thousand, or 5.2%, between the six month periods ended June 30, 2015 and June 30, 2014. The decrease is primarily attributable to changes in only a few categories. The following is a discussion of significant period over period changes for other material noninterest expense categories:

•	Salary and employee benefit expense declined by $137 thousand, or 8.0%, to $1.6 million for the six months ended June 30, 2015 relative to the six months ended June 30, 2014 reflecting the savings realized from reductions, and reallocations, of personnel and a change in the Bank’s policy towards employee paid time off.
•	Net occupancy and equipment expenses decreased by $122 thousand, or 20.4%, during the six months ended June 30, 2015. Costs associated with an OREO property since sold amounted to $72 thousand of the change, while renegotiated lease payments on two branches contributed an additional $25 thousand in savings.

•	Expenses on other real estate owned were $97 thousand lower for the six months ended June 30, 2015 relative to the period ended June 30, 2014. While no additional write-downs of existing OREO properties have been required in 2015 to adjust the carrying value of OREO properties to their net realizable value, write-downs of $74 thousand were recorded during the first six months of 2014.
•	FDIC insurance premiums for the period ending June 30, 2015 are $114 thousand less than the period ending June 30, 2014. The calculation base used to determine the June 30, 2015 premium was $17.7 million less than the base used in calculating the June 30, 2014 premium. In addition to lower insured balances, the insurance premium factor charged by the FDIC has been lowered from the levels charged in 2014.
•	Other operating expense for the period ending June 30, 2015 is $169 thousand greater than for the period ending June 30, 2014. The major component, in addition to $45 thousand in non-recurring expenses related to nonaccrual loans, was the complete write-off of stock received as collateral in a loan foreclosure in 2012. Previously valued at $100 thousand the carrying value of the stock was written down to zero.

Noninterest expense, which consists primarily of personnel, occupancy, equipment and other operating expenses, was down slightly for the three month periods ended June 30, 2015 and June 30, 2014. The decrease of $14 thousand, or 0.8%, is primarily attributable to decreases in several categories, offset by other expenses. The following is a discussion of significant period over period changes for other material noninterest expense categories:

•	Salary and employee benefit expense declined by $91 thousand, or 10.7%, to $762 thousand for the three months ended June 30, 2015 relative to the three months ended June 30, 2014 reflecting reductions in personnel instituted by the Bank and a change in the policy towards employee paid time off.
•	Net occupancy and equipment expenses decreased by $45 thousand, or 16.7%, during the three months ended June 30, 2015 as maintenance and repair expenses decreased period over period by $16 thousand, mostly due to timing, and branch lease payments declined by $11 thousand as a result of renegotiation of terms.
•	Expenses on other real estate owned were $42 thousand, or 54.6%, less for the three months ended June 30, 2015 relative to the period ended June 30, 2014. During the quarter ended June 30, 2014, expenses of $27 thousand were required to adjust the carrying value of other real estate owned properties to net realizable value. During the second quarter of 2015, no adjustments to the carrying value of OREO properties were required.
•	FDIC insurance premiums for the three month period ending June 30, 2015 are $59 thousand less than the three month period ending June 30, 2014. The calculation base used to determine the June 30, 2015 premium was $17.7 million less than the base used in calculating the June 30, 2014 premium. In addition to lower insured balances, the insurance premium factor charged by the FDIC has been lowered from the levels charged in 2014.
•	Other operating expense for the quarter ending June 30, 2015 is $165 thousand greater than for the quarter ending June 30, 2014. The major component, in addition to $52 thousand in non-recurring expenses related to nonaccrual loans, was the complete write-off of stock received as collateral in a loan foreclosure in 2012. Previously valued at $100 thousand the carrying value of the stock was written down to zero.

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

The major component of the allowance for loan losses is the general reserve based on the guidance of ASC 450 wherein the homogeneous groups of loans are evaluated based upon the Bank’s loss history for that particular group over the prior 36 months. Based upon this guidance and the actual level of charge-offs during the 36 month lookback period, the general reserve requirement has dropped to $1.7 million at June 30, 2015 from a level of $2.5 million at June 30, 2014. The historical loss factor on the general loan portfolio has fallen from 1.85% at June 30, 2014, to 1.61% at December 31, 2014, to 1.24% at June 30, 2015.

Environmental factors are also considered in the calculation of allowance for loan and lease losses. For this measure eleven separate environmental factors are examined which are discussed in further detail in the allowance for loan loss section following. For the period ending June 30, 2015, the environmental factor has fallen to 13 basis points compared to 16 basis points at December 31, 2014, and 23 basis points at June 30, 2014. As of June 30, 2015, the Company estimates that $183 thousand in reserves should be held for environmental factors.

During the second quarter of 2015, net charge-offs of $1.0 million recorded. These charge-offs were largely (96.4%) related to specifically reserved loans, and were reflective of the resolution of previously identified problem credits. At June 30, 2015, the allowance for loan losses stood at $2.4 million versus an allowance of $3.9 million at December 31, 2014.

Management considers the current allowance for loan losses at June 30, 2015 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience, and no provision for loan losses was recorded in either the first or second quarter of 2015. A negative loan loss provision (recovery) of $186 thousand was recorded in the second quarter of 2014.

A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Company financial condition and results of operations.

Changes in Condition from December 31, 2014 to June 30, 2015.

Overview, Total assets decreased $8.2 million to $193.7 million on June 30, 2015 from $201.8 million on December 31, 2014.

Loan Portfolio. Gross loans decreased $3.0 million, or 2.0%, to $143.4 million as of June 30, 2015 from a balance of $146.4 million on December 31, 2014. The decrease is the net effect of new origination activity totaling $14.9 million, and $17.9 million of principal reduction for the first six months of 2015. Principal reductions also included net loan charge-offs of $1.4 million and transfers to OREO totaling $0.1 million. Included in the $17.9 million of principal reduction is the resolution of $5.9 million of non-accrual loans. The new originations were primarily commercial mortgage loans ($5.3 million or 35.6%) and consumer mortgage ($4.8 million or 32.4%). Total consumer lending, including consumer mortgage, was 52.2% of originations during the six month period ending June 30, 2015. The emphasis on consumer lending is part of a strategic initiative to re-balance the loan portfolio to be more equally weighted between commercial and consumer loans. This trend is expected to continue for the remainder of 2015 and is incorporated into the 2015 budget. As of June 30, 2015, consumer mortgage loans totaled $39.1 million or 27.2% of gross loans versus $38.8 million or 26.5% of gross loans at December 31, 2014.

	(Dollars in thousands)
	June 30,	December 31,
	2015	2014

Commercial	$83,616	$87,989
Real estate	39,087	38,756
Consumer	20,744	19,681
	$143,447	$146,426

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

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with strong oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits. Executive management has implemented and continues to focus on the following measures to manage credit risk in the loan portfolios:

1)	Reviewed all underwriting guidelines for various loan portfolios and have strengthened underwriting guidelines where needed;
2)	Evaluated outside loan review parameters, engaging the services of a well-established firm to continue with such loan review, addressing not only specific loans but underwriting analysis, documentation, credit evaluation and risk identification;
3)	Increased the frequency of internal reviews of past due and delinquent loans to assess probable credit risks early in the delinquency process to minimize losses;
4)	Aggressively seeks ownership and control, when appropriate, of real estate properties, which would otherwise go through time-consuming and costly foreclosure proceedings to effectively control the disposition of such collateral;
5)	Aggressively obtaining updated financial information on commercial credits and performing analytical reviews to determine debt source capacities in business performance trends.
6)	Engaged a well established auditing firm to analyze the Company’s loan loss reserve methodology and documentation.

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

Other Borrowings Borrowed funds totaled $5.4 million as of June 30, 2015, a $795 thousand, or 12.9%, decrease from the December 31, 2014 balance. In February 2015, the Company renegotiated a $2.3 million portion of a $5.0 million note payable. Under the new terms, the $2.3 million note, with an 8.00% coupon and a maturity date of December 2015, was retired, and the Company issued $656 thousand of common stock and a new note totaling $1.644 million, with a 6.00% coupon and a maturity date of August 2021 was issued. Savings in borrowing expense due to the transaction were $33 thousand during the first six months of 2015 compared to the same period in 2014.

The borrowings consist of four loans to the Bancorp from outside creditors. The loans must be repaid from Bancorp cash. Per the Consent Order with the FDIC, the Bank is not permitted to make any forms of payments to Bancorp. As of June 30, 2015, Bancorp’s cash position was $1.6 million. Management is engaged in the sale of the remainder of the OREO property held at the Bancorp, which will generate additional cash at the Bancorp level.

Description	Balance of Loan as of 06/30/15	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$2,670,683	8.00%	Monthly	Interest Only	12/29/2015
Loan 2	$601,788	4.75%	Monthly	Amortizing	11/21/2019
Loan 3	$435,416	4.25%	Monthly	Amortizing	6/26/2019
Loan 4	$1,644,547	6.00%	*	Deferred I/O	8/4/2021
	* Monthly interest payments are deferred until August 2015

No FHLB borrowings were outstanding as of June 30, 2015 or December 31, 2014. The Bank had an approved FHLB line-of-credit of $14.6 million as of June 30, 2015. In addition, the Company has collateralized federal fund lines of $6.3 million with the FRB and $1.0 million with Great Lakes Bankers Bank. Neither line was drawn upon as of June 30, 2015. The FHLB line is secured via the pledge of mortgage loans totaling $26.8 million, the Federal Reserve federal fund line is secured via the pledge of $10.3 million of automobile loans and the Great Lakes Bankers Bank line is unsecured.

Federal Income Taxes

In December 2014, the Company recaptured the $5.1 million deferred tax asset allowance account which had been established in 2012 as a write-off of the Company’s deferred tax asset position. As a result of recapturing this allowance account, the Company is now subject to reporting federal income tax expense for 2015. For the period ended June 30, 2015, the Company recorded income tax expense of $88 thousand versus no income tax expense for the period ended June 30, 2014. At June 30, 2015, the Company has a deferred tax asset related to a net operating loss carryforward of $4.0 million

Concentrations of Credit Risk. Financial institutions such as Citizens Bank generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. The Bank’s loan portfolio is concentrated geographically in central Ohio. Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for income generating property totaled $30.0 million at June 30, 2015, which represents 20.9% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 0.6% at June 30, 2015. Management has also identified sub-prime loans (less than a 660 credit score) and unsecured loans as concentrations. As of June 30, 2015, loans to sub-prime borrowers totaled $11.2 million (7.8% of total portfolio), with 3.5% of these credits 30 days or more past due. In addition, unsecured loans totaled $4.9 million as of June 30, 2015, or 3.4% of the loan portfolio, with a delinquency rate, which is any loan 30 days or more past due, of 0.4% at June 30, 2015.

Liquidity and Capital Resources. The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated by operating activities was $247 thousand and $117 thousand for the first six months of 2015 and 2014. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of accrued interest payable, gains on available for sale securities, and depreciation.

The primary investing activity of the Bank is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities.

In considering the more typical investing activities, during the first six months of 2015, $5.6 million of cash was generated from sale of investment securities and $2.4 million was provided by the combination of maturity, pay-downs, or calls of investment securities, with $3.1 million used to purchase of investment portfolio securities.

Financing activities consumed a net total of $8.1 million of cash balances during the six month period ended June 30, 2015, due to the drop in deposit account balances during the same period. Proceeds from the issuance of the Bancorp’s common stock totaled $1.0 million.

For the first six months of 2015, total deposits were down $8.9 million, or 5.0%, versus December 31, 2014 as the Company continues to de-emphasize large, collateralized, public fund deposits. For the same period in 2014, total deposits were essentially flat. For additional information about cash flows from the Bank’s operating, investing and financing activities see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are no matters required to be reported under this item.

Item 4. Controls and Procedures.

Bancorp carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date, in timely alerting them to material information required to be in the Company’s (including its consolidated subsidiary) periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.”

FORM 10-Q

Quarter ended June 30, 2015

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
There are no matters required to be reported under this item.

Item 1A.	Risk Factors
There has been no material change in the nature of the risk factors as set forth in the Company’s Registration Statement No. 333-191004 on Form 10-K filed on March 17, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There are no matters required to be reported under this item.

Item 3.	Defaults upon Senior Securities.
There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures.
There are no matters required to be reported under this item.

Item 5.	Other Information.
There are no matters required to be reported under this item.

Item 6.	Exhibits.

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Citizens Independent Bancorp, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed September 5, 2013 (Registration No. 333-191004).

3.2	Amended and Restated Regulations of Citizens Independent Bancorp, Inc. incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed September 5, 2013 (Registration No. 333-191004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Citizens Independent Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Citizens Independent Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS INDEPENDENT BANCORP
(Registrant)

Date: August 12, 2015	/s/ Daniel C. Fischer
Daniel C. Fischer
President and Chief Executive Officer

Date: August 12, 2015	/s/ James Livesay
James Livesay SVP and Chief Financial Officer