Form 10-Q
period 2015-09-30
Citizens Independent Bancorp, Inc.
filed 2015-11-16
CIK 1553830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Yes ☐          No ☒

As of November 12, 2015, the latest practicable date, 666,495 shares of the registrant’s no par value common stock were issued and outstanding.

CITIZENS INDEPENDENT BANCORP, INC.

FORM 10-Q

For the Nine Month Periods Ended September 30, 2015 and 2014

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio
CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	(unaudited)
	September 30, 2015	December 31, 2014

ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$4,096	$13,290
Federal funds sold	13,273	3,343
Total cash and cash equivalents	17,369	16,633

Securities available for sale	16,962	31,164
Other investment securities	859	859

Loans	146,777	146,426
Allowance for loan losses	(2,387)	(3,869)
Net loans	144,390	142,557

Premises and equipment, net	2,918	3,050
Accrued interest receivable	357	348
Other real estate owned	376	1,068
Other assets	9,059	6,144

TOTAL ASSETS	$192,290	$201,823

LIABILITIES
Deposits
Noninterest bearing	$26,227	$23,153
Interest bearing	141,900	154,814
Total deposits	168,127	177,967

Borrowed funds	4,252	6,147
Accrued interest payable	1,071	1,492
Other liabilities	1,683	1,380
TOTAL LIABILITIES	175,133	186,986

SHAREHOLDERS' EQUITY
Cumulative preferred stock of no par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock of no par value; 2,000,000 shares authorized, 720,875 shares issued and 666,495 shares outstanding at September 30, 2015 and 638,555 shares issued and 584,175 shares outstanding at December 31, 2014, respectively	14,269	12,297
Common stock warrants outstanding; 119,003 warrants issued and 69,108 outstanding as of September 30, 2015 and 119,003 warrants issued and 118,253 outstanding at December 31, 2014, respectively	110	187
Retained earnings	9,886	9,458
Treasury stock, at cost, 54,380 shares at September 30, 2015 and December 31, 2014, respectively	(6,590)	(6,590)
Accumulated other comprehensive income (loss)	(518)	(515)
TOTAL SHAREHOLDERS' EQUITY	17,157	14,837

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$192,290	$201,823

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$1,953	$1,968	$5,788	$5,699
Interest and dividends on investment securities	80	184	313	564
Interest on federal funds sold	8	7	21	23
TOTAL INTEREST INCOME	2,041	2,159	6,122	6,286

INTEREST EXPENSE
Interest on deposits	219	285	691	912
Interest on borrowed funds	84	115	274	341
TOTAL INTEREST EXPENSE	303	400	965	1,253

NET INTEREST INCOME	1,738	1,759	5,157	5,033

Provision for loan losses	-	-	-	(186)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,738	1,759	5,157	5,219

NONINTEREST INCOME
Service charges	124	121	311	347
Net gain on sale of securities	20	-	168	-
Net gain (loss) on sale of other real estate owned	255	106	211	477
Credit card income and fees	88	87	261	254
Other	111	66	235	207
TOTAL NONINTEREST INCOME	598	380	1,186	1,285

NONINTEREST EXPENSE
Salaries and employee benefits	792	860	2,367	2,571
Net occupancy and equipment expense	219	228	695	827
Other real estate owned expense	32	79	92	236
FDIC insurance expense	56	120	182	360
Legal and professional fees	235	84	433	276
Data processing	86	77	273	239
Advertising	56	54	153	151
Examinations and audits	81	122	237	204
Telephone	20	21	62	67
Other operating expenses	515	291	1,266	871
TOTAL NONINTEREST EXPENSE	2,092	1,936	5,760	5,802

INCOME BEFORE INCOME TAXES	244	203	583	702

Income tax expense	67	-	155	-

NET INCOME	$177	$203	$428	$702

Basic earnings per common share	$0.27	$0.35	$0.67	$1.33
Diluted earnings per common share	$0.26	$0.34	$0.66	$1.29

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	(Dollars in thousands)
	Three Months Ended
	September 30,
	2015	2014

Net income	$177	$203

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities available for sale, net of income tax of $36 and $(2) for the three month periods ended September 30, 2015 and 2014, respectively	69	(3)

Reclassification for gain recognized on sale of securities available for sale, net of income tax of $7 and $0 for the three month periods ended September 30, 2015 and 2014, respectively	(13)	-
Other comprehensive income (loss)	56	(3)
Comprehensive income	$233	$200

	Nine Months Ended
	September 30,
	2015	2014

Net income	$428	$702

Other comprehensive income (loss), net of tax:

Unrealized net holding gain (loss) on securities available for sale, net of income tax of $56 and $77 for the nine month periods ended September 30, 2015 and 2014, respectively	108	149

Reclassification for gain recognized on sale of securities available for sale, net of income tax of $57 and $0 for the nine month periods ended September 30, 2015 and 2014, respectively	(111)	-
Other comprehensive income (loss)	(3)	149
Comprehensive income	$425	$851

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	(Dollars in thousands)
	Nine Months Ended
	September 30,
	2015	2014

Balance at beginning of period	$14,837	$5,626

Exercise of common stock warrants - 49,145 shares in 2015 and 0 shares in 2014	1,124	-
Issuance of common stock - 33,175 shares in 2015 and 238,057 shares in 2014	771	3,005
Issuance of common stock warrants - 119,003 warrants in 2014	-	188
Net income	428	702
Other comprehensive income (loss)	(3)	149

Balance at end of period	$17,157	$9,670

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
Logan, Ohio
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(Dollars in thousands)
	Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	428	702
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	-	(186)
Depreciation and amortization	217	262
Deferred income taxes	155	-
Investment securities amortization (accretion), net	104	(5)
Provision for loss on other real estate owned	-	86
Change in cash surrender value of bank owned life insurance	(11)	-
Net (gain) loss on sale of other real estate owned	(211)	(477)
Net (gain) loss on sale of investment securities	(168)	-
Net (gain) loss on disposition of premises and equipment	29	20
Net change in:
Accrued interest receivable	(9)	43
Accrued interest payable	(421)	(379)
Other assets	(58)	438
Other liabilities	303	(137)
Net cash provided by (used in) operating activities	358	367

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available for sale securities	(3,084)	(5,070)
Proceeds from maturities of available for sale securities	2,928	2,953
Proceeds from sale of available for sale securities	14,418	-
Purchase of bank owned life insurance	(3,000)	-
Net change in loans	(1,983)	(1,552)
Proceeds from sale of other real estate owned	1,053	2,545
Purchases of premises and equipment	(114)	(120)
Net cash provided by (used in) investing activities	10,218	(1,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(9,840)	(6,127)
Payments on borrowed funds	(1,238)	(161)
Proceeds from issuance of common stock and warrants	1,238	3,193
Net cash provided by (used in) financing activities	(9,840)	(3,095)

Net increase in cash and cash equivalents	736	(3,972)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,633	15,004

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,369	$11,032

Supplemental Disclosure of Cash Flows
Cash paid during the period for:
Interest	$1,386	$1,632

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$150	$733
Short term debt converted to common stock	$656	$-

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

LOGAN, OHIO
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Citizens Independent Bancorp, Inc. (the Bancorp), a bank holding company for The Citizens Bank of Logan (the Bank), collectively referred to as the “Company,” is engaged in the business of commercial and retail banking services with operations conducted through offices in Hocking and Athens counties. These communities and surrounding areas are the source of substantially all the Company's deposit and loan activities. Secured loans are secured by business assets, consumer assets, residential real estate, and non-residential real estate. The majority of Company income is derived from commercial, real estate, and retail lending activities and investments. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

Basis of Financial Statement Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Common Stock Warrants

In June 2014, the Company issued warrants to purchase 119,003 shares of common stock in connection with the issuance of common stock in the stock offering campaign. These warrants entitle the holder to purchase the Company’s common stock at 90% of the prior month’s closing book value. These warrants are valid for a period of two years and expire June 25, 2016. Allocated value of these common stock warrants, as of the grant date, is $187 thousand based on the Black Scholes methodology.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share are net income available to common stock shareholders divided by the weighted average common shares outstanding during the period. The factors used in the earnings per share computation for the three and nine month periods ended September 30, 2015 and 2014 follow:

	(Dollars in thousands, except per share data)
	Three Months Ended
	September 30,
	2015	2014
Net income	$177	$203
Weighted average common shares outstanding	663,521	583,425
Basic earnings per common share	$0.27	$0.35
Total shares and warrants	670,680	597,264
Diluted earnings per common share	$0.26	$0.34

	Nine Months Ended
	September 30,
	2015	2014
Net income	$428	$702
Weighted average common shares outstanding	638,807	528,487
Basic earnings per common share	$0.67	$1.33
Total shares and warrants	647,751	542,305
Diluted earnings per common share	$0.66	$1.29

NOTE 3 - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:

	(Dollars in thousands)
	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$1,009	$2	$-	$1,011
U.S. government federal agencies	8,673	10	(3)	8,680
State and local governments	2,228	1	(13)	2,216
Mortgage backed securities	5,067	13	(25)	5,055

Total	$16,977	$26	$(41)	$16,962

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,049	$18	$-	$5,067
U.S. government federal agencies	13,905	31	(67)	13,869
State and local governments	1,029	7	(1)	1,035
Mortgage backed securities	11,191	67	(65)	11,193

Total	$31,174	$123	$(133)	$31,164

The following is a summary of maturities of securities available-for-sale as of September 30, 2015:

	(Dollars in thousands)
	Securities available for sale
	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,461	$1,464
After one year through five years	7,926	7,929
After five years through ten years	2,546	2,540
After ten years	5,044	5,029

Total	$16,977	$16,962

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the first three quarters of 2015, the Company sold available for sale securities, principally U.S. Treasury and Agencies, totaling $14.3 million with a weighted average yield of 1.65% and weighted average maturity of 3.9 years and reinvested in $3.0 million of tax exempt municipal bonds and U.S. Agencies with a weighted average yield of 2.45% and weighted average maturity of 6.2 years.

Investment securities with a carrying amount of approximately $16,024,000 and $28,793,000 were pledged to secure deposits as required or permitted by law at September 30, 2015 and December 31, 2014, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

			(Dollars in thousands)
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2015
U.S. government federal agencies	$4,010	$(3)	$-	$-	$4,010	$(3)
State and local governments	1,764	(13)	-	-	1,764	(13)
Mortgage backed securities	446	(2)	2,088	(23)	2,534	(25)

Total	$6,220	$(18)	$2,088	$(23)	$8,308	$(41)

December 31, 2014
U.S. government federal agencies	$3,088	$(9)	$4,979	$(58)	$8,067	$(67)
State and local governments	578	(1)	-	-	578	(1)
Mortgage backed securities	1,985	(8)	3,684	(57)	5,669	(65)

Total	$5,651	$(18)	$8,663	$(115)	$14,314	$(133)

The investment portfolio contains unrealized losses of direct obligations of U.S. securities, including mortgage-related instruments issued or backed by the full faith and credit of the U.S. government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision. As management has the ability to hold debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the periods indicated:

	(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Allowance at beginning of period	$2,414	$3,900	$3,869	$4,384
Provision for loan losses	-	-	-	(186)
Charge-offs:
Commercial	21	27	1,443	435
Real estate	-	7	42	45
Consumer	35	31	94	167
Total charge-offs	$56	$65	$1,579	$647

Recoveries:
Commercial	25	25	64	273
Real estate	1	2	1	7
Consumer	3	8	32	39
Total Recoveries	29	35	97	319
Allowance at end of period	$2,387	$3,870	$2,387	$3,870

The following tables present the recorded investment with respect to loans and the related allowance by portfolio segment at the dates indicated:

			(Dollars in thousands)
	Collectively Evaluated		Individually Evaluated		Total
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
September 30, 2015
Commercial	$1,750	$81,728	$175	$2,107	$1,925	$83,835
Real estate	169	40,404	94	409	263	40,813
Consumer	199	22,129	-	-	199	22,129
Total	$2,118	$144,261	$269	$2,516	$2,387	$146,777

December 31, 2014
Commercial	$2,422	$77,651	$1,069	$10,338	$3,491	$87,989
Real estate	124	38,091	71	665	195	38,756
Consumer	169	19,407	14	274	183	19,681
Total	$2,715	$135,149	$1,154	$11,277	$3,869	$146,426

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

8 – Loss - This credit is of little value and not warranted as a bankable asset. Accordingly, the Bank does not carry any loans on the books that are graded 8 – loss, instead these loans are charged off.

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at September 30, 2015 and December 31, 2014.

Commercial Credit Exposure

Credit risk profile by credit worthiness category

		(Dollars in thousands)
	Commercial		Commercial
	Mortgage		Other
Category	09/30/15	12/31/14	09/30/15	12/31/14

Pass	$63,109	$61,047	$12,955	$13,014
5	1,450	4,524	1,680	344
6	4,528	8,131	113	230
7	-	699	-	-
Total	$69,087	$74,401	$14,748	$13,588

Consumer Credit Exposure

Credit risk by credit worthiness category

		(Dollars in thousands)
	Residential		Consumer		Consumer		Consumer
	Real Estate		Equity		Auto		Other
Category	09/30/15	12/31/14	09/30/15	12/31/14	09/30/15	12/31/14	09/30/15	12/31/14

Pass	$39,986	$37,729	$8,964	$6,945	$11,443	$10,649	$1,545	$1,888
5	379	430	60	77	47	54	-	-
6	448	597	-	15	70	53	-	-
7	-	-	-	-	-	-	-	-
Total	$40,813	$38,756	$9,024	$7,037	$11,560	$10,756	$1,545	$1,888

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing commercial, mortgage and consumer loans. The following tables set forth certain information regarding the Bank’s impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods indicated:

	(Dollars in thousands)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
September 30, 2015
With no related allowance recorded:
Commercial mortgage	$907	$1,418	$-
Commercial other	-	-	-
Residential real estate	-	-	-
Consumer equity	-	-	-
Consumer auto	-	-	-
Subtotal	907	1,418	-

With an allowance recorded:
Commercial mortgage	$1,200	$1,315	$175
Commercial other	-	-	-
Residential real estate	409	412	94
Consumer equity	-	-	-
Consumer auto	-	-	-
Subtotal	1,609	1,727	269
Total	$2,516	$3,145	$269

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2014
With no related allowance recorded:
Commercial mortgage	$7,027	$7,368	$-
Commercial other	67	67	-
Residential real estate	223	278	-
Consumer equity	15	16	-
Consumer auto	106	109	-
Subtotal	7,438	7,838	-

With an allowance recorded:
Commercial mortgage	3,100	3,191	925
Commercial other	144	168	144
Residential real estate	442	449	71
Consumer equity	153	153	14
Consumer auto	-	-	-
Subtotal	3,839	3,961	1,154
Total	$11,277	$11,799	$1,154

The following tables present the average recorded investments in impaired loans and the amount of interest income recognized on impaired loans after impairment by class for the periods indicated.

			(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Three Months
Ended September 30, 2015
Commercial:
Mortgage	$1,049	$1	$1,057	$11	$2,106	$12
Other	35	-	-	-	35	-
Residential real estate	225	3	474	5	699	8
Consumer:
Equity	66	1	75	-	141	1
Auto	111	1	-	-	111	1
Other	-	-	-	-	-	-
Total	$1,486	$6	$1,606	$16	$3,092	$22

Three Months
Ended September 30, 2014
Commercial:
Mortgage	$7,673	$29	$2,589	$6	$10,262	$35
Other	80	1	60	-	140	1
Residential real estate	145	1	532	4	677	5
Consumer:
Equity	52	-	153	3	205	3
Auto	81	-	-	-	81	-
Other	-	-	-	-	-	-
Total	$8,031	$31	$3,334	$13	$11,365	$44

			(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Nine Months
Ended September 30, 2015
Commercial:
Mortgage	$3,464	$26	$2,301	$33	$5,765	$59
Other	51	1	66	-	117	1
Residential real estate	230	7	452	14	682	21
Consumer:
Equity	38	5	114	-	152	5
Auto	108	4	-	-	108	4
Other	-	-	-	-	-	-
Total	$3,891	$43	$2,933	$47	$6,824	$90

Nine Months
Ended September 30, 2014
Commercial:
Mortgage	$7,654	$86	$2,365	$19	$10,019	$105
Other	168	2	251	-	419	2
Residential real estate	242	3	534	13	776	16
Consumer:
Equity	75	-	157	8	232	8
Auto	108	1	2	-	110	1
Other	-	-	-	-	-	-
Total	$8,247	$92	$3,309	$40	$11,556	$132

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings (TDRs) during the periods indicated.

		(Dollars in thousands)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment

Three months ended September 30, 2015
Commercial mortgage	1	$309	$309
Residential real estate	3	211	211
Consumer auto	-	-	-
Consumer other	-	-	-
Total	4	$520	$520

Three months ended September 30, 2014
Commercial mortgage	2	$950	$950
Residential real estate	-	-	-
Consumer auto	1	1	1
Consumer other	-	-	-
Total	3	$951	$951

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment

Nine months ended September 30, 2015
Commercial mortgage	2	$478	$478
Residential real estate	5	377	377
Consumer auto	6	40	40
Consumer other	-	-	-
Total	13	$895	$895

Nine months ended September 30, 2014
Commercial mortgage	5	$1,260	$1,260
Residential real estate	2	186	186
Consumer auto	2	2	2
Consumer other	1	1	1
Total	10	$1,449	$1,449

(1)	– Pre-modification balance is calculated using the loan balance on the day prior to modification as TDR.

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Bank offers various types of concessions when modifying a loan. Loan terms that may be modified due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, a reduction in the face amount of the debt, a reduction of the accrued interest, temporary interest-only payments, or re-aging, extensions, deferrals, renewals, and rewrites. In mitigation, additional collateral, a co-borrower, or a guarantor may be requested.

During the nine month period ended September 30, 2015, loans were typically modified by a reduction in rates, a change in the contractual maturity date of the note, or both. Four loans were modified with reduced interest rates, the contractual maturity date of three loans was extended, and five loans had the rate reduced and the amortization period extended. A single note was converted to interest only, with a balloon payment at maturity.

During the nine month period ended September 30, 2014, loans were modified by either a reduction in rates or a change in the contractual maturity date of the note. Two loans were modified with reduced interest rates and the contractual maturity date of eight loans was extended.

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

There are no loans which were modified as a TDR within the previous twelve months that have subsequently defaulted as of September 30, 2015.

The following table presents the loan portfolio by class summarized by aging categories, at September 30, 2015 and December 31, 2014:

							Recorded
		(Dollars in thoudands)					Investment
	30-59	60-89	>90				>90 Days
	Days	Days	Days	Total		Total	and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

September 30, 2015
Commercial:
Mortgage	$594	$98	$-	$692	$68,395	$69,087	$-
Other	1	-	-	1	14,747	14,748	-
Residential real estate	547	-	-	547	40,266	40,813	-
Consumer:
Equity	23	-	-	23	9,001	9,024	-
Auto	87	8	36	131	11,429	11,560	-
Other	30	2	-	32	1,513	1,545	-
Total	$1,282	$108	$36	$1,426	$145,351	$146,777	$-

December 31, 2014
Commercial:
Mortgage	$1,345	$238	$4,924	$6,507	$67,894	$74,401	$-
Other	17	144	20	181	13,407	13,588	-
Residential real estate	470	186	27	683	38,073	38,756	-
Consumer:
Equity	-	-	-	-	7,037	7,037	-
Auto	20	6	19	45	10,711	10,756	-
Other	8	6	10	24	1,864	1,888	-
Total	$1,860	$580	$5,000	$7,440	$138,986	$146,426	$-

The following summarizes by loan class, the loans on nonaccrual status at September 30, 2015 and December 31, 2014:

	(Dollars in thousands)
	September 30,	December 31,
	2015	2014
Commercial:
Mortgage	$1,142	$7,200
Other	-	169
Residential real estate	162	307
Consumer:
Equity	-	15
Auto	62	38
Other	-	-
Total	$1,366	$7,729

NOTE 5 – BANK OWNED LIFE INSURANCE

During the quarter ended September 30, 2015, the Bank purchased $3.0 million of bank owned life insurance, the proceeds of which will help offset the cost of employee benefit plans. Two policies were purchased at $1.5 million each from A.M. Best rated “A+” insurance companies, insuring ten of the Bank’s senior executives. The policies are split dollar policies, providing one year’s salary to a deceased employee’s estate. Both policies feature variable crediting rates and are expected to produce an average ten year yield of about 5.50%, on a fully tax equivalent basis.

NOTE 6 – BORROWINGS

Bancorp renegotiated a substantial portion of the existing $5.0 million debt due December 29, 2015, achieving terms more favorable to Bancorp. The $5.0 million note was effectively split into a $2.7 million note and a $2.3 million note. The $2.3 million note was exchanged for 28,675 shares of Citizens Independent Bancorp, Inc. common stock (valued at $22.86 per share) and a new $1.6 million note with a more favorable interest rate and a maturity date of August 2021. The $2.7 million original par note maintains the original terms and continues to be secured by real property held by the Bancorp.

During the third quarter ended September 30, 2015, the Company made a payment of $1,000,000 to the principal of the $2.7 million note maturing December 29, 2015, reducing the current outstanding balance to $1,626,109.

Management is actively engaged in the sale of the remainder of the OREO property held at the Bancorp, which will provide additional liquidity to meet required debt servicing payments. The Bancorp is also pursuing other borrowing avenues to ensure there is adequate cash to meet debt servicing needs.

	Balance of		Frequency
	Loan as of	Interest	of		Maturity
Description	09/30/15	Rate	Payments	Status	Date
Loan 1	$1,626,109	8.00%	Monthly	Interest Only	12/29/2015
Loan 2	$571,032	4.75%	Monthly	Amortizing	11/21/2019
Loan 3	$410,214	4.25%	Monthly	Amortizing	6/26/2019
Loan 4	$1,644,547	6.00%	Monthly	Interest Only	8/4/2021

NOTE 7 – EMPLOYEE BENEFIT PLANS

The bank has a qualified noncontributory benefit pension plan which covers certain employees. The benefits are primarily based on years of service and earnings.

The following table presents the components of the net periodic pension cost of the defined benefit plan.

	(Dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net periodic pension cost:
Interest cost on projected benefit obligation	$14	$13	$42	$39
Expected return on plan assets	(11)	(10)	(33)	(30)
Settlement loss	-	-	-	-
Net amortization of deferral of (gains) losses	17	12	51	36
Net periodic pension cost	$20	$15	$60	$45

NOTE 8 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following are assets and liabilities that were accounted for or disclosed at fair value on a recurring basis:

(Dollars in thousands)
		Fair Value Measurements
		Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Assets:
Available for sale securities:
U.S. government securities	$1,011	$1,011	$-	$-
U.S. government federal agencies	8,680	-	8,680	-
State and local governments	2,216	-	2,216	-
Mortgage backed securities	5,055	-	5,055	-
Total securities available for sale	$16,962	$1,011	$15,951	$-

December 31, 2014
Assets:
Securities available for sale
U.S. government securities	$5,067	$5,067	$-	$-
U.S. government federal agencies	13,869	-	13,869	-
State and local governments	1,035	-	1,035	-
Mortgage backed securities	11,193	-	11,193	-
Total securities available for sale	$31,164	$5,067	$26,097	$-

The following describes the valuation techniques used to measure certain financial assets and liabilities recorded at fair value on a nonrecurring basis in the financial statements.

Impaired loans - The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may need to be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. As of September 30, 2015, the fair value of substantially all of the impaired loans was estimated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as nonrecurring Level 3. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

The following are assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis:

		(Dollars in thousands)
		Fair Value Measurements
		Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Assets:
Impaired loans
Commercial mortgage	$1,932	$-	$-	$1,932
Commercial other	-	-	-	-
Residential real estate	315	-	-	315
Consumer equity	-	-	-	-
Consumer auto	-	-	-	-
Total impaired loans	2,247	-	-	2,247

Other real estate owned
Residential	78	-	-	78
Commercial	298	-	-	298
Total other real estate owned	$376	$-	$-	$376

December 31, 2014
Assets:
Impaired loans
Commercial mortgage	$9,202	$-	$-	$9,202
Commercial other	67	-	-	67
Residential real estate	594	-	-	594
Consumer equity	154	-	-	154
Consumer auto	106	-	-	106
Total impaired loans	10,123	-	-	10,123

Other real estate owned
Residential	200	-	-	200
Commercial	868	-	-	868
Total other real estate owned	$1,068	$-	$-	$1,068

The following methods and assumptions were used to estimate the fair value disclosures for other financial instruments as of September 30, 2015 and December 31, 2014:

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

Bank owned life insurance – The fair value of bank owned life insurance approximates the cash surrender value of the policies.

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

Borrowed funds - The carrying amounts of borrowed funds which mature within 90 days approximate their fair values. The fair values of other borrowed funds are estimated using discounted cash flow analysis that applies interest rates currently offered on similar instruments.

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

The estimated fair value of the financial instruments is as follows:

			Fair Value Measurements Using
			Quoted
			Prices in
			Active	Significant
	(Dollars in thousands)		Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets/Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Financial assets:
Cash and cash equivalents	$17,369	$17,369	$-	$17,369	$-
Investment securities	16,962	16,962	1,011	15,951	-
Other investment securities	859	859	-	-	859
Loans, net	144,390	147,934	-	-	147,934
Accrued interest receivable	357	357	-	-	357
Bank owned life insurance	3,292	3,292	-	3,292	-

Financial liabilities:
Noninterest-bearing deposits	$26,227	$26,227	$-	$26,227	$-
Interest-bearing deposits	141,900	143,293	-	143,293	-
Borrowed funds	4,252	4,252	-	4,252	-
Accrued interest payable	1,071	1,071	-	-	1,071

December 31, 2014
Financial assets:
Cash and cash equivalents	$16,633	$16,633	$-	$16,633	$-
Securities available for sale	31,164	31,164	5,067	26,097	-
Other investment securities	859	859	-	-	859
Loans, net	142,557	145,895	-	-	145,895
Accrued interest receivable	348	348	-	-	348

Financial liabilities:
Noninterest-bearing deposits	$23,153	$23,153	$-	$23,153	$-
Interest-bearing deposits	154,814	155,735	-	155,735	-
Borrowed funds	6,147	6,147	-	6,147	-
Accrued interest payable	1,492	1,492	-	-	1,492

The carrying amounts in the preceding table are included in the consolidated balance sheets under the applicable captions. No derivatives were held by the Company for trading purposes.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Discussion and Analysis as of September 30, 2015

Overview. Citizens Independent Bancorp. Inc. (“Holding Company,” “Bancorp,” “we,” or “our”) was organized under the laws of the State of Ohio in 1994 as the bank holding company for The Citizens Bank of Logan (“Citizens Bank” or “Bank”) under the Bank Holding Company Act of 1956, as amended. Bancorp and the Bank are sometimes collectively referred to herein as the Company. Holding Company is headquartered in Logan, Ohio, and offers a broad range of financial services through Citizens Bank, an Ohio chartered commercial bank. The Bank is currently regulated by the Federal Deposit Insurance Company (FDIC) and the Ohio Division of Financial Institutions (ODFI). Holding Company is regulated by the Federal Reserve Bank of Cleveland (FRB).

Citizens Bank is engaged in the business of commercial and retail banking. The Bank’s primary market area is Hocking, Fairfield, and Athens Counties, Ohio. The Bank serves this market through four full service locations, which include the Bank’s main office located at 188 West Main Street, Logan, Hocking County, Ohio, and one limited service locations. The Bank maintains drive-up facilities as well as ATM equipment at all branches. At September 23, 2015, the Bank closed one of the two limited services, in store, branches, as a cost savings initiative. The principal economic activities in the Bank’s market area include manufacturing, the service sector for local universities, tourism, construction, healthcare, retailing, and food services. The Bank grants residential real estate, commercial real estate, commercial and industrial, and consumer loans to customers primarily located in the Bank’s footprint of Hocking, Athens, and Fairfield counties.

In October 2012, the Bank entered into a publicly available Consent Order with the FDIC and a Written Agreement with the DFI (collectively referred to as the Orders), which contain a number of listed deliverables and filing deadlines. Significant among the required actions not yet met is the completion of a capital plan which will result in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its total assets at a minimum of 8.50% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. The completion of the Company’s capital campaign and subsequent investment in the Bank, along with earnings have increased the ratio of Tier 1 capital to total assets to 8.61% and the ratio of total capital to risk-weighted assets to 14.29%, as of September 30, 2015.

This Management’s Discussion and Analysis is intended to provide shareholders with a more comprehensive analysis of the issues facing management than can be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and selected financial data elsewhere in this filing.

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

For the nine months ended September 30, 2015, the Company earned net income of $428 thousand, or $0.67 per share, compared to net income of $702 thousand or $1.33 per share for the nine months ended September 30, 2014.

Key items affecting the Company’s results for the first nine months of 2015:

•	Net interest income increased by $124 thousand period-over-period for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. For 2015, a $164 thousand decline in interest income was more than offset by a $288 thousand decrease in interest expense.
•	Noninterest income decreased by $99 thousand to $1.186 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The period-over-period decrease can be attributed to smaller gains on the sale of repossessed assets totaling $211 thousand for the nine months ended in 2015 compared to $477 thousand for the comparable period in 2014, offset by gains of $168 thousand on the sale of securities in 2015.

•	Noninterest expense declined slightly for the nine months ended September 30, 2015 in comparison to the nine months ended September 30, 2014 with expenses of $5.760 million and $5.802 million respectively.
•	Income tax expense for the nine month period ending September 30, 2015 was $155 thousand, versus no income tax expense for the nine month period ended September 30, 2014 due to the deferred tax asset valuation, which was reversed in December 2014.
•	Non-performing loans were $1.4 million and $7.7 million, respectively, as of September 30, 2015 and December 31, 2014. The period-over-period activity primarily consisted of principal payments of $3.7 million, principal write-offs of $1.4 million, upgrades to accrual status of $1.1 million, and the transfer to OREO of $0.1 million.
•	Gross loans increased $0.4 million, or 0.2%, to $146.8 million as of September 30, 2015 compared to $146.4 million as of December 31, 2014. The increase is the result of loan originations of $23.8 million offset by $23.4 million in principal reductions during the first nine months of 2015.
•	Deposits decreased $9.9 million relative to year end balances with $168.1 million as of September 30, 2015 and $178.0 million as of December 31, 2014.
•	Shareholders’ equity at the Company increased $2.3 million, or 15.6%, to $17.2 million as of September 30, 2015 from the December 31, 2014 equity position. This increase was due to net proceeds from the sale of common stock of $1.9 million and net income of $428 thousand with a decrease of $3 thousand in other comprehensive income resulting from the recognition in equity of a net unrealized loss on the Company’s available for sale investment portfolio during the first nine months of 2015. Tier I Leverage Capital and Total Risk Based Capital at the Bank were 8.61% and 14.29%, respectively, as of September 30, 2015 and 8.11% and 13.39%, respectively, as of December 31, 2014. The Tier 1 Leverage Capital ratio now exceeds the 8.50% required under the Orders.

Comparison of Results of Operations for the Nine Months Ended September 30, 2015 and September 30, 2014

For the nine months ended September 30, 2015, the Company earned net income of $428 thousand, a $274 thousand decline from the $702 thousand net income reported as of September 30, 2014. The decrease in earnings can primarily be attributed to a $99 thousand less in noninterest income for the nine months ended September 30, 2015 relative to the corresponding period in 2014, the $186 thousand loan loss provision recovery realized in 2014, and the recognition of $155 thousand in income tax expense in 2015 versus none in 2014. These were partially offset by a $42 thousand reduction in noninterest expense. Net interest income for the nine months ended September 30, 2015 was $124 thousand, or 2.5%, greater than the nine months ended September 30, 2014.

Distribution of Assets, Liabilities, and Shareholders' Equity
For the nine months ended September 30,

	(Dollars in thousands)
	2015			2014
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Loans receivable (1), (2)	$142,517	$5,788	5.42%	$140,836	$5,699	5.40%
Securities (3)	24,272	287	1.58%	36,731	538	1.95%
Fed funds sold	12,306	21	0.23%	13,888	23	0.22%
FHLB stock	859	26	4.04%	859	26	4.04%
Total interest-earning assets	179,954	6,122	4.54%	192,314	6,286	4.36%
Noninterest-earning assets	16,178			11,630
Total assets	$196,132			$203,944

Interest-bearing liabilities
Interest-bearing deposits	148,144	691	0.62%	163,649	912	0.74%
Other borrowings	5,346	274	6.83%	6,279	341	7.24%
Total interest-bearing liabilities	153,490	965	0.84%	169,928	1,253	0.98%
Noninterest-bearing liabilities	23,433			22,045
Total including noninterest-bearing demand deposits	176,923	965		191,973	1,253
Other noninterest liabilities	2,778			3,178
Total liabilities	179,701			195,151
Shareholders' equity	16,431			8,793
Total liabilities and shareholders' equity	$196,132			$203,944
Net interest income; interest rate spread		$5,157	3.70%		$5,033	3.38%
Net interest margin			3.82%			3.49%
Average interest-earning assets to average interest-bearing liabilities			117.24%			113.17%

(1) Loan fees are immaterial amounts

(2) Non-accrual loans are included in average loan balance

(3) Interest income for tax-exempt securities is not calculated on a tax-exempt basis

Interest income for the nine months ended September 30, 2015 was $6.1 million, a $164 thousand, or 2.6%, decrease from the $6.3 million earned during the nine months ended September 30, 2014. The yield on earning assets increased 18 basis points (bps) to 4.54% for the nine months ended September 30, 2015 from 4.36% for the nine months ended September 30, 2014. Interest income earned from the loan portfolio increased $89 thousand, or 1.6%, to $5.8 million for the nine months ended September 30, 2015 from $5.7 million for the nine months ended September 30, 2014. The increase in interest income from the loan portfolio can be attributed to both the $1.7 million increase in average loans period-over-period and a 2 bps increase in the yield, which was 5.42% for the nine months ended September 30, 2015 versus 5.40% for the same period in 2014.

Interest income from the investment portfolio declined $251 thousand, or 46.7%, to $287 thousand for the nine months ended September 30, 2015 from $538 thousand for the nine months ended September 30, 2014. Average assets for the securities portfolio declined $12.5 million and the yield decreased by 37 basis points. Securities sales during the nine month period ending September 30, 2015 totaled $14.3 million with an average yield of 1.65% and weighted average maturity of 3.9 years. There were no sales of investment securities during the nine month period ending September 30, 2014. Purchases of investment securities for the period ending September 30, 2015 totaled $3.0 million with an average yield of 2.45% and weighted average maturity of 6.2 years. For the same period in 2014, securities purchases were $5.0 million with an average yield of 1.99% and weighted average maturity of 3.7 years.

Interest expense for the nine months ended September 30, 2015 was $965 thousand, a $288 thousand, or 23.0%, decrease from the $1,253 thousand in interest expense for the nine months ended September 30, 2014. Interest expense for deposits declined $221 thousand, or 24.2%, to $691 thousand for the nine months September 30, 2015. Average balances of interest bearing deposits decreased by $15.5 million, or 9.5%, declining to $148.1 million at September 30, 2015 from $163.6 million at September 30, 2014.

Interest expense for other borrowings was $274 thousand for the nine months ended September 30, 2015 and $341 thousand for the nine months ended September 30, 2014. During the 2015 period, $656 thousand in common stock was exchanged for a like amount of debt and a $1 million payment was made to pay down debt principal resulting in reduced interest expense. Average outstanding debt decreased from $6.3 million during the period ending September 30, 2014 to $5.3 million for the period ending September 30, 2015.

Net interest margins continue to be under heavy pressure as higher yielding loans reprice downward, are refinanced at lower rates, or paid off early. During the first nine months of 2015, loans totaling $4.1 million have either repriced or refinanced at interest rates averaging 158 basis points below original rates. The Bank has continued to drive the composition of the loan portfolio towards variable rate loans as protection against rising interest rates. Management has decided to retain a larger percentage of mortgage loans in-house rather than selling to the secondary market. The loan mix resulting from holding these typically variable rate loans in portfolio will depress the net interest margin in the short term, but should be additive as interest rates rise and these loans begin to reprice. The loan portfolio currently consists of 66% variable rate loans. The Bank continues to aggressively reduce interest rates paid on a large group of deposit accounts and continues to monitor certificate of deposit rates versus our peers.A strategic decision to reduce the reliance on certificates of deposit is producing results as these relatively higher priced retail certificates of deposit are approximately $7.3 million less than at December 31, 2014.

Comparison of Results of Operations for the Three Months Ended September 30, 2015 and September 30, 2014

For the three months ended September 30, 2015, the Company earned net income of $177 thousand, a $26 thousand decrease from the $203 thousand net income reported for the three months ended September 30, 2014. The decrease can primarily be attributed to net interest income falling $21 thousand, noninterest income increasing $218 thousand, offset by increased noninterest expenses of $156 thousand for the three months ended September 30, 2015 in comparison to the three months ended September 30, 2014. Income tax expense for the third quarter of 2015 was $67 thousand, versus no expense in the third quarter of 2014 due to the deferred income tax asset valuation, which was reversed in December 2014. Net interest income for the three months ended September 30, 2015 was $1.738 million, a decrease of $21 thousand, or 1.2%, from the three months ended September 30, 2014.

Distribution of Assets, Liabilities, and Shareholders' Equity
For the three months ended September 30,

	(Dollars in thousands)
	2015			2014
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Loans receivable (1), (2)	$144,070	$1,953	5.42%	$143,363	$1,968	5.49%
Securities (3)	19,050	71	1.49%	37,288	175	1.88%
Fed funds sold	14,038	8	0.23%	10,603	7	0.26%
FHLB stock	859	9	4.19%	859	9	4.19%
Total interest-earning assets	178,017	2,041	4.58%	192,113	2,159	4.49%
Noninterest-earning assets	15,952			10,659
Total assets	$193,969			$202,772

Interest-bearing liabilities
Interest-bearing deposits	143,964	219	0.61%	162,163	285	0.70%
Other borrowings	4,975	84	6.75%	6,220	115	7.40%
Total interest-bearing liabilities	148,939	303	0.81%	168,383	400	0.95%
Noninterest-bearing liabilities	25,222			21,925
Total including noninterest-bearing demand deposits	174,161	303		190,308	400
Other noninterest liabilities	2,757			2,797
Total liabilities	176,918			193,105
Shareholders' equity	17,051			9,667
Total liabilities and shareholders' equity	$193,969			$202,772
Net interest income; interest rate spread		$1,738	3.77%		$1,759	3.54%
Net interest margin			3.91%			3.66%
Average interest-earning assets to average interest-bearing liabilities			119.52%			114.09%

(1) Loan fees are immaterial amounts

(2) Non-accrual loans are included in average loan balance

(3) Interest income for tax-exempt securities is not calculated on a tax-exempt basis

Interest income for the three months ended September 30, 2015 was $2.0 million, a $118 thousand, or 5.5%, decrease from the $2.1 million earned during the three months ended September 30, 2014. The yield on earning assets improved by 9 bps to 4.58% for the three months ended September 30, 2015 from 4.49% for the three months ended September 30, 2014. Interest income earned from the loan portfolio decreased $15 thousand, or 0.8%, to $1.953 million for the three months ended September 30, 2015 from $1.968 million for the three months ended September 30, 2014. The decrease in interest income from the loan portfolio can be attributed to the 7 basis points decrease in the yield, which was 5.42% for the three months ended September 30, 2015 versus 5.49% for the three months ended September 30, 2014. Average loan balances for the respective periods increased $0.7 million from $143.4 million to $144.1 million, an increase of 0.5%.

Interest income from the investment portfolio declined $104 thousand, or 59.4%, to $71 thousand for the three months ended September 30, 2015 from $175 thousand for the three months ended September 30, 2014. Average assets for the securities portfolio decreased $18.2 million and the yield decreased by 39 bps. During the three month period ending September 30, 2015, there were securities sales totaling $3.3 million at a yield of 1.20% and weighted average maturity of 2.8 years. There were no purchases of investment securities during the three month periods ending September 30, 2015 and no purchases or sales of investment portfolio securities for the three month period ending September 30, 2014.

Interest expense for the three months ended September 30, 2015 was $303 thousand, a $97 thousand, or 24.3%, decrease from the $400 thousand in interest expense for the three months ended September 30, 2014. Interest expense for deposits declined $66 thousand, or 23.2%, to $219 thousand for the three months ended September 30, 2015. Average balances of interest bearing deposits decreased by $18.2 million, or 11.2%, declining to $144.0 million at September 30, 2015 from $162.2 million at September 30, 2014.

Interest expense for other borrowings was $84 thousand for the three months ended September 30, 2015 and $115 thousand for the three months ended September 30, 2014. During the third quarter of 2015, a $1.0 million principal payment was made to reduce the debt.

Noninterest Income. Noninterest income, which consists primarily of fees and commissions earned on services such as deposits, credit cards, and ATMs that are provided to the Bank’s customers, and to a lesser extent, gains on sales of OREO and other repossessed assets, and other miscellaneous income, decreased $99 thousand, or 7.7%, to $1.186 million for the nine months ended September 30, 2015 from $1.285 million for the nine months ended September 30, 2014. The period-over-period decrease in noninterest income can primarily be attributed to a decrease of $266 thousand in gains on the sale of OREO properties in the 2015 period versus the comparable nine month period in 2014, partially offset by a $168 thousand increase in gains on the sale of securities during the same period. The following is a discussion of other significant period-over-period changes in other material noninterest income categories:

•	Income from service fees decreased $36 thousand, or 10.4%, to $311 thousand for the nine months ended September 30, 2015 from $347 thousand for the nine months ended September 30, 2014. The decrease can primarily be attributed to a $44 thousand period-over-period decrease in revenue from the Bank’s overdraft protection product owing to a change in the order in which items are processed.
•	Gains realized on the sale of available for sale securities during the first three quarters of 2015 totaled $168 thousand. The available for sale securities portfolio was reduced through the sale of $14.3 million of securities to better defend against anticipated rising interest rates. During the comparable period of 2014, there were no securities sales.
•	Gains on sale of OREO properties totaled $211 thousand for the nine months ended September 30, 2015, a decrease of $266 thousand from the nine months ended September 30, 2014. During the first nine months of 2015, the Company sold 8 bank properties with a carrying value of $815 thousand and 21 parcels held by the holding company versus 25 properties with a carrying value of $2,068 thousand during the comparable period of 2014.
•	Other income increased $28 thousand, or 13.5%, during the first nine months of 2015 to $235 thousand. Mortgage commissions earned on third party funded loan sales to the secondary market increased by $30 thousand, or 94.0%, for the nine months ended September 30, 2015 due to a renewed emphasis on this business segment.

For the three months ended September 30, 2015, noninterest income increased by $218 thousand, or 57.4%. The period-over-period increase in noninterest income can primarily be attributed to a $149 thousand increase in gains recognized on the sale of OREO properties. The following is a discussion of other significant period-over-period changes in other material noninterest income categories:

•	Income from service fees increased $3 thousand, or 2.5%, to $124 thousand for the three months ended September 30, 2015 from $121 thousand for the three months ended September 30, 2014. The increase can primarily be attributed to a $4 thousand period-over-period increase in revenue from the Bank’s commercial account analysis products.
•	Gains realized on the sale of available for sale securities during the third calendar quarter of 2015 totaled $20 thousand. The available for sale securities portfolio was reduced during the quarter through the sale of an additional $3.3 million of securities to better defend against anticipated rising interest rates. During the comparable period of 2014, there were no securities sales.
•	Gains on sale of OREO properties totaled $255 thousand during the three months ended September 30, 2015 versus a gain of $106 thousand during the three months ended September 30, 2014. During the three month period ended September 30, 2015 the Company sold 2 properties with carrying values of $27 thousand.
•	Other income increased $45 thousand, or 68.2%, during the three month period ending September 30, 2015 to $111 thousand. Mortgage broker commissions, earned on the sale of loans funded by the purchasing entity, grew by $30 thousand relative to the third quarter of 2014.

Noninterest Expense. Noninterest expense, which consists primarily of personnel, occupancy, equipment, and other operating expenses, decreased by $42 thousand, or 0.7%, between the nine month periods ended September 30, 2015 and September 30, 2014. The decrease is primarily attributable to changes in only a few categories. The following is a discussion of significant period-over-period changes for other material noninterest expense categories:

•	Salary and benefit expense declined by $204 thousand, or 7.9%, to $2.4 million for the nine months ended September 30, 2015 relative to the nine months ended September 30, 2014, reflecting the savings realized from reductions in personnel, a change in the Bank’s policy towards employee paid time off, and reduced costs associated with employee health care expenses.
•	Net occupancy and equipment expense was down from that of the comparable prior period, decreasing by $132 thousand, or 16.0%, during the nine months ended September 30, 2015. Cost savings flowing from the closing of an unprofitable branch in 2014 amount to some $25 thousand. Depreciation expense is down $53 thousand relative to the first three quarters of 2014 when obsolete equipment and furnishings were written off. Savings of $73 thousand in maintenance and upkeep were realized through the sale of a property previously considered as a branch location.
•	Expenses on other real estate owned were $144 thousand less for the nine months ended September 30, 2015 relative to the period ended September 30, 2014 as 2014 included expenses of $86 thousand to adjust the carrying value of OREO properties to their net realizable value. Remaining savings have been realized by reducing the balance of OREO properties from $1.2 million for the first nine months of 2014 to $0.4 million for the first nine months of 2015.
•	Premiums associated with FDIC insurance are $178 thousand, or 49.4%, less for the period ending September 30, 2015 relative to the period ending September 30, 2014 as average deposit balances have fallen $18.2 million and the premium surcharge has been reduced.
•	Legal fees increased $157 thousand, or 56.9%, for the nine month period in 2015 versus that of 2014 as the Bank has aggressively resolved problem assets.
•	Other operating expenses have increased $395 thousand, or 45.4%, during the first three quarters of 2015 relative to the first three quarters of 2014. The closing of an unprofitable branch, part of a cost savings initiative, required the buy-out of the existing lease as well as the immediate write-off of leasehold improvements. The resulting expense recognition was $148 thousand. The complete write-off of stock received as collateral in a loan foreclosure in 2012 resulted in a $100 thousand expense recognition. Director’s fees increased $57 thousand, or 49.8%, relative to the same period in 2014.

Noninterest expense, which consists primarily of personnel, occupancy, equipment, and other operating expenses, was up $156 thousand, or 8.1%, for the three month periods ended September 30, 2015 relative to September 30, 2014. The increase is primarily attributable to changes in several expense categories, but most especially in legal fees and other expenses associated with a branch closing. The following is a discussion of significant period-over-period changes for other material noninterest expense categories:

•	Salary and benefit expense declined by $68 thousand, or 7.9%, to $792 thousand for the three months ended September 30, 2015 relative to the three months ended September 30, 2014, reflecting reductions in personnel instituted by the Bank, a change in the policy towards employee paid time off, and reduced costs associated with employee health care expenses.

•	Net occupancy and equipment expenses decreased by $9 thousand, or 4.0%, during the three months ended September 30, 2015 as the Company successfully appealed a real estate tax assessment and received a $12 thousand refund.
•	Expenses on other real estate owned were $47 thousand less for the three months ended September 30, 2015 relative to the period ended September 30, 2014. During the quarter ended September 30, 2014, expenses of $12 thousand were required to adjust the carrying value of other real estate owned properties to net realizable value, and no such expenses have been required in 2015. Remaining savings have been realized by reducing the average balance of OREO properties from $1.2 million for the first three months of 2014 to $0.4 million for the first three months of 2015.
•	Legal and professional fees were $151 thousand more in the three month period ended September 30, 2015 relative to the three month period ended September 30, 2014 as the Bank has aggressively resolved problem assets. Several nonrecurring issues such as the new BOLI contract and executive compensation agreements have also contributed to the 2015 expense.
•	Other operating expenses have increased $224 thousand, or 77.0%, during the third quarter of 2015 relative to the third quarter of 2014. The closing of an unprofitable branch, part of a cost savings initiative, required the buy-out of the existing lease as well as the immediate write-off of leasehold improvements. The resulting expense recognition was $148 thousand. Director’s fees increased $10 thousand, or 20.0%, relative to the same period in 2014. Other, miscellaneous expenses such as training costs for existing employees ($12 thousand increase) and accruals for executive relocation ($10 thousand increase) have also contributed to the increase.

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

The major component of the allowance for loan losses is the general reserve based on the guidance of ASC 450 wherein the homogeneous groups of loan are evaluated based upon the Bank’s loss history for that particular group over the prior 36 months. Based upon this guidance and the actual level of charge-offs during the 36 month lookback period, the general reserve requirement has fallen substantially during the nine month period from 1.49% of gross loans at December 31, 2014 to 1.17% at September 30, 2015.

Environmental factors are also considered in the calculation of allowance for loan and lease losses. For this measure eleven separate environmental factors are examined which are discussed in further detail in the allowance for loan loss section following. The environmental factor has increased relative to December 31, 2014, as additional regional economic factors are considered.

Overall, the loan loss reserve, as a percentage of gross loans, has declined from 2.64% at December 31, 2014 to 1.63% at September 30, 2015.

The recovery of excess allowance for loan and lease losses during the second quarter of 2014 resulted in a credit balance of $186 thousand in loan loss provision expense through the three quarters ended September 30, 2014 versus no provision for loan loss expense or recovery during the three quarters ended September 30, 2015.

There was no provision expense or recovery recorded in the three month periods ending September 30, 2015, or that ending September 30, 2014.

Management considers the allowance for loan losses at September 30, 2015 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values, and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses, which could adversely affect the Company’s financial condition and results of operations. Prior to the fiscal year end at December 31, 2015, management will work with the Board of Directors to determine whether any additional portion of the allowance for loan and lease losses should be recaptured.

Changes in Condition from December 31, 2014 to September 30, 2015.

Overview. Total assets decreased $9.5 million to $192.3 million on September 30, 2015 from $201.8 million on December 31, 2014.

Loan Portfolio. Gross loans have increased $0.4 million, or 0.2%, to $146.8 million as of September 30, 2015 from a balance of $146.4 million on December 31, 2014. The increase is the net effect of new origination activity totaling $23.8 million, and $23.4 million of principal reduction for the first nine months of 2015. Principal reductions include net loan charge-offs of $1.5 million and transfers to OREO totaling $0.2 million. An additional $3.7 million in nonaccrual loans were paid off during the nine month period ended September 30, 2015. The new originations were primarily consumer mortgage loans ($8.5 million or, 35.6% of the period’s originations) and commercial real estate ($7.6 million, or 32.1% of the total period’s originations) and secured, titled consumer loans ($4.8 million, or 20.0% of the total period’s originations). The emphasis on consumer lending is part of a strategic initiative to re-balance the loan portfolio to be more equally weighted between commercial and consumer loans. This trend is expected to continue for the remainder of 2015 and is a strategic goal of the 2015 budget. As of September 30, 2015, consumer mortgage loans totaled $40.8 million, or 27.8%, of gross loans versus $38.8 million, or 26.5%, of gross loans at December 31, 2014.

Loan Portfolio Distribution
	(Dollars in thousands)
	September 30,	December 31,
	2015	2014
Commercial	$83,835	$87,989
Real estate	40,813	38,756
Consumer	22,129	19,681
	$146,777	$146,426

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

Other Borrowings. Borrowed funds totaled $4.3 million as of September 30, 2015, decreased $1.9 million, or 30.8%, from the December 31, 2014 balance. In February 2015, the Company renegotiated a $2.3 million portion of a $5.0 million note payable. Under the new terms, the $2.3 million note, with an 8.00% interest rate and a maturity date of December 2015, was retired, and the Company issued $656 thousand of common stock and a new note totaling $1.644 million, with a 6.00% interest rate and a maturity date of August 2021. Savings in borrowing expense due to the transaction were $50 thousand during the first nine months of 2015 compared to the same period in 2014.

The borrowings consist of four loans made to the Bancorp from outside creditors. The loans must be repaid from Bancorp cash. The Bank is permitted to make appropriate dividend payments to Bancorp, provided designated capital levels are maintained and advance permission is obtained. As of September 30, 2015, Bancorp’s cash position was $0.6 million. Management is engaged in the sale of the remainder of the OREO property held at the Bancorp, which will generate additional cash at the Bancorp level.

	Balance of		Frequency
	Loan as of	Interest	of		Maturity
Description	09/30/15	Rate	Payments	Status	Date
Loan 1	$1,626,109	8.00%	Monthly	Interest Only	12/29/2015
Loan 2	$571,032	4.75%	Monthly	Amortizing	11/21/2019
Loan 3	$410,214	4.25%	Monthly	Amortizing	6/26/2019
Loan 4	$1,644,547	6.00%	Monthly	Interest Only	8/4/2021

During the third quarter, a $1 million principal paydown was made to Loan 1, reducing that principal to $1.6 million. Resulting savings are $20 thousand for the three months ended September 30, 2015.

No FHLB borrowings were outstanding as of September 30, 2015 or December 31, 2014. The Bank had an approved FHLB line-of-credit of $14.9 million as of September 30, 2015. In addition, the Company has collateralized federal fund lines of $8.1 million with the FRB as well as an unsecured line of $1.0 million with Great Lakes Bankers Bank. No line was drawn upon as of September 30, 2015. The FHLB line is secured via the pledge of mortgage loans totaling $26.5 million, the Federal Reserve federal fund line is secured via the pledge of $10.4 million of automobile loans, and the Great Lakes Bankers Bank line is unsecured.

Federal Income Taxes

At September 30, 2015, the Company has federal net operating loss carryforwards of approximately $11.4 million. These carryforwards, comprising the majority of the deferred tax asset, will begin to expire in 2031.

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Given substantial losses in prior periods, a determination was previously made to record a full valuation allowance against the deferred tax asset. In December 2014, the valuation reserve was reversed due to it being “more likely than not” that the carryforward losses would be used prior to expiration.

Concentrations of Credit Risk. Financial institutions such as Citizens Bank, generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. The Bank’s loan portfolio is concentrated geographically in central Ohio. Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for income generating property totaled $29.8 million at September 30, 2015, which represents 20.3% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 1.1% at September 30, 2015. Management has also identified sub-prime loans (less than a 660 credit score) and unsecured loans as concentrations. As of September 30, 2015, loans to sub-prime borrowers totaled $10.8 million (7.4% of total portfolio), with 3.4% of these credits 30 days or more past due. In addition, unsecured loans totaled $4.8 million as of September 30, 2015, or 3.3% of the loan portfolio, with a delinquency rate, which is any loan 30 days or more past due, of 0.7% at September 30, 2015.

Liquidity and Capital Resources. The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash provided by operating activities was $358 thousand and $367 thousand for the first nine months of 2015 and 2014, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of the net gains from the sales of other real estate owned and investment securities, provision for loan losses, depreciation expense, and increases and decreases in accrued interest payable, other assets, and other liabilities.

The primary investing activity of the Bank is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from sales and maturities of investment securities.

In considering the more typical investing activities, during the first nine months of 2015, $1.1 million of cash was generated from sale of other real estate owned and $2.0 million was used to fund the increase in the loan portfolio. During the first nine months of 2015, $2.9 million was generated from the combination of maturity, pay-downs, or calls of available-for-sale investment securities and $14.4 million resulted from the sale of available-for-sale securities. Purchases of available-for-sale securities used $3.1 million of available cash. No securities were sold during the first nine months of 2014, while purchases totaled $5.1 million, which were partially funded by cash of $3.0 million provided by the maturities or calls of investment securities.

Financing activities decreased cash balances by a net total of $9.8 million during the nine month period ended September 30, 2015. Reductions in deposit balances removed $9.8 million from the Bank while proceeds from the issuance of the Bancorp’s common stock totaled $1.2 million after costs. Payments on the Company’s debts totaled $1.2 million for the nine month period ended September 30, 2015.

For additional information about cash flows from the Company’s operating, investing and financing activities see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are no matters required to be reported under this item.

Item 4. Controls and Procedures.

Bancorp carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date, in timely alerting them to material information required to be in the Company’s (including its consolidated subsidiary) periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

FORM 10-Q

Quarter ended September 30, 2015

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
There are no matters required to be reported under this item.

Item 1A.	Risk Factors
There has been no material change in the nature of the risk factors as set forth in the Company’s Registration Statement No. 333-191004 on Form 10-K filed on March 17, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On July 10, 2015, the Bancorp entered into an agreement with an accredited investor to sell that investor 4,500 shares of Bancorp common stock at a per share price of $25.46. These common shares were offered and sold by Bancorp in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Citizens Independent Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Citizens Independent Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS INDEPENDENT
BANCORP, INC.
(Registrant)

Date: November 16, 2015	/s Daniel C. Fischer
Daniel C. Fischer
President and Chief Executive Officer

Date: November 16, 2015	/s/ James V. Livesay
James V. Livesay SVP and Chief Financial Officer