Form 10-K
period 2015-12-31
Citizens Independent Bancorp, Inc.
filed 2016-03-24
CIK 1553830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑       Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

As of March 18, 2016, 669,754 shares of the registrant’s no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

The Bank operates through its home office, located at 188 West Main Street, Logan, Ohio 43138, and four other branch offices located in Athens and Hocking Counties in Ohio. We seek to deliver exceptional quality service while providing innovative products. Our priority has been, and continues to be, to create shareholder value by establishing an attractive commercial banking franchise and providing valuable service through relationship-oriented employees who are committed to the communities that we serve and to building lasting customer relationships.

During 2014, the Bank legally dissolved its two subsidiaries. Citizens Independent Mortgage Company, an Ohio corporation, and Citizens Travel Center LLC a travel agency organized as an Ohio limited liability company which was closed in 2013.

As of December 31, 2015, the Company had consolidated net assets of $183.8 million, total loans (net of allowance for loan losses, referred to as “net loans”) of $147.2 million, total deposits of $162.3 million, and shareholders’ equity of $17.4 million.

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

As of December 31, 2015, less than 3.0% of our total loan portfolio was unsecured, representing loans made to borrowers considered to be of sufficient financial strength to merit unsecured financing. As of December 31, 2015, approximately 33.0% of our total portfolio was fixed rate loans and approximately 67.0% of our total portfolio was variable rate loans.

Commercial and Industrial Loans. Our lending activities focus primarily on providing small and medium-sized businesses, agricultural businesses, and farms in our market area with commercial business loans. These loans are both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, equipment and machinery, lines of credit collateralized by inventory, and accounts receivable, as well as any other purposes considered appropriate by our executive management. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash. Typically, we make equipment loans for a term of three to five years at fixed or variable interest rates with the loan amortized over the term. Equipment loans are generally secured by the financed equipment at advance ratios that we believe are appropriate for the equipment type.

In our credit underwriting process, we carefully evaluate the borrower’s industry, operating performance, liquidity, and financial condition. We underwrite credits based on multiple repayment sources, including operating cash flow, liquidation of collateral, and guarantor support, if any. As of December 31, 2015, approximately 78.5% of our commercial and industrial loans were secured and a significant portion of those loans were supported by personal guarantees. We closely monitor the operating performance, liquidity and financial condition of borrowers through analysis of periodic financial statements and meetings with the borrower’s management. As part of our credit underwriting process, we also review the borrower’s total debt obligations on a global basis.

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

CRE loans are secured by business and commercial properties. Typically our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well. As of December 31, 2015, we had $69.3 million in CRE loans outstanding, comprising approximately 46.4% of our total loan portfolio. In line with our strategic direction, these loans were down from last year when they totaled $74.4 million, or 50.8%, of the loan portfolio.

Residential Real Estate Loans. Our lending activities include the origination of first and second lien loans secured by residential real estate that is located primarily in our target markets. These customers primarily include branch and retail banking customers. Typically our loan-to-value benchmark for these loans is below 90% at inception, with satisfactory debt-to-income ratios as well. As of December 31, 2015, we had a total of $43.4 million in outstanding residential real estate loans, comprising 29.1% of our total loan portfolio, up from $38.8 million, or 26.5% of the loan portfolio at December 31, 2014.

Personal Loans and Credit. We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats, and other recreational vehicles and the making of home improvements and personal investments. At December 31, 2015, we had $23.7 million in personal loans, which represented 15.9% of total loans. The December 31, 2014 loan portfolio had $19.7 million of personal loans, or 13.4% of the portfolio.

Deposit Generation. We generate deposits primarily through offering a broad array of deposit products to individuals, businesses, associations, financial institutions and government entities in our geographic market. We generally seek a full banking relationship from our lending customers. This often includes encouraging a new customer to consider both business and personal checking accounts and other deposit services. Our deposit services include checking, savings, and money market accounts, certificates of deposit, direct deposit services, and telephone and internet banking. As of December 31, 2015, the Bank had total deposits of $162.3 million.

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

At the close of the public offering, the Company had sold and issued a total of 238,057 shares of common stock with 119,003 accompanying warrants. As of March 18, 2016, 53,154 shares of common stock have been issued upon the exercise of warrants.

Employees

Bancorp does not have any employees. As of December 31, 2015, the Bank had 57 full-time employees and 3 part-time employees, a reduction of 5 FTE from the December 31, 2014 level. The future success of the Bank depends, in part, on its ability to attract, retain, and motivate highly qualified management and other personnel, for whom competition is intense. The Bank believes that its employees are critical to the success of the institution. The Bank provides group health, dental, life, and disability insurance for its employees. The Bank’s employees are not represented by a collective bargaining agreement and the Bank has never experienced a strike or similar work stoppage. The Bank considers its relationship with its employees to be satisfactory.

Market

We consider our primary market area to be Hocking and Athens Counties, Ohio. The Bank serves this market through four full service locations, which include the Bank’s main office located at 188 West Main Street, Logan, Hocking County, Ohio, and one limited service location. The principal economic activities in the Bank’s market area include manufacturing, the service sector for local universities, tourism, construction, healthcare, retailing, and food services.

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

Management believes that the Bank’s most direct competition for deposits comes from local financial institutions. The distinction among market participants is based on price, quality of customer service, and name recognition. The Bank’s cost of funds fluctuates with general market interest rates. During certain interest rate environments, additional significant competition for deposits may be expected from corporate and governmental debt securities, as well as from money market mutual funds. The Bank competes for conventional deposits by emphasizing quality of service, extensive product lines and competitive pricing.

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

The ability of Citizens Bank to engage in any state-authorized activities or make any state-authorized investments, as principal, is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on national banks. Engaging as a principal in any such activity or investment not permissible for a national bank is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. Most equity and real estate investments (excluding office space and other real estate owned) authorized by state law are not permitted for national banks. Certain exceptions are granted for activities deemed by the FRB to be closely related to banking and for FDIC-approved subsidiary activities.

Any mergers involving acquisitions of control of Ohio banks must be approved by the DFI. The DFI may initiate certain supervisory measures or formal enforcement actions against Ohio chartered banks. Ultimately, if the grounds provided by law exist, the DFI may place an Ohio chartered bank in conservatorship or receivership.

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

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Some of the risk weightings were changed effective January 1, 2015.

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

Effective January 1, 2015, in order to be “well-capitalized,” a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total capital ratio of at least 10%, a Tier 1 capital ratio of at least 8%, and a leverage capital ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.

Dividends and Distributions.  Shareholders of an Ohio corporation are entitled to dividends when, as, and if declared by the corporation’s board of directors. Bancorp’s ability to obtain funds for the payment of dividends and for other cash requirements depends on the amount of dividends that may be paid by the Bank to Bancorp. Under Ohio law, a dividend may be declared by a bank from surplus, meaning additional paid-in capital, with the approval of the DFI and the holders of two-thirds of the bank’s outstanding shares. Superintendent approval is also necessary for payment of a dividend if the total of all cash dividends in a year exceeds the sum of (i) net income for the year and (ii) retained net income for the two preceding years. The FDIC also may restrict the Bank’s ability to pay a dividend if the FDIC has reasonable cause to believe that the payment of the dividend would constitute an unsafe and unsound practice.

The FRB expects Bancorp to serve as a source of strength to the Bank, which may require Bancorp to retain capital for further investment in the Bank rather than pay dividends to the Bancorp shareholders. The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retentions appears to be consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Under certain circumstances, a bank holding company is required by such policy statement to provide advance notice to the FRB before paying a dividend.

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

Dodd-Frank Act. On July 21, 2010, President Obama signed the Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law. The Dodd-Frank Act has significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion. Although many of the regulations have been adopted, some still have not, and the Bancorp is closely monitoring developments under the Dodd-Frank Act.

Among the provisions already implemented that have or may have an effect on Bancorp or the Bank are the following:

•	the Consumer Financial Protection Bureau has been formed, which has broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

•	public companies in all industries are now required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation; and

•	the FRB has imposed on financial institutions with assets of $10 billion or more a cap on the debit card interchange fees the financial institutions may charge. Although the cap is not applicable to Citizens Bank, it may have an adverse effect on the Bank as the debit cards issued by the Bank and other smaller banks, which have higher interchange fees, may become less competitive.

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

As some provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making, the full effect on Bancorp and the Bank cannot yet be determined. However, the implementation of certain provisions have already increased compliance costs and the implementation of future provisions will likely increase both compliance costs and fees paid to regulators, along with possibly restricting the operations of Bancorp and Citizens Bank.

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

Based on the FDIC’s January 3, 2011 examination of Citizens Bank, the FDIC determined on May 3, 2011 that the Bank was in “troubled condition” within the meaning of federal statutes and regulations. As a result, certain limitations and regulatory requirements applied to the Bank, including but not limited to, prior approval of changes to senior executive management and directors and the payment of, or the agreement to pay, certain severance payments to officers, directors and employees. On June 11, 2011, the Bank entered into a Consent Order with the FDIC that was replaced by a revised Consent Order on October 23, 2012 (the “2012 Consent Order”). Further, the Bank entered into a written agreement with the DFI on July 6, 2011. This agreement was subsequently replaced with the DFI 2012 Agreement dated October 31, 2012 (the “DFI 2012 Agreement”). The 2012 Consent Order and DFI 2012 Agreement are nearly identical, and required the Bank to, among other things:

•	obtain approval of the FDIC and DFI prior to appointment of any senior executive officer or new director;

•	within 120 days, achieve and maintain Tier 1 Leverage Capital equal to at least 8.5% of total assets, and Total Risk Based Capital equal to at least 11.5% of risk-weighted assets;

•	within 60 days, adopt and implement a written plan to reduce the loan concentration of credit identified in the examination of the Bank, and include procedures to restrict the creation of new concentrations and ensure that commercial unsecured lending does not exceed 80% of Tier 1 Capital and that total unsecured lending does not exceed 125% of Tier 1 Capital;

•	not declare or pay any dividends without prior FDIC and DFI approval;

•	not accept, renew, or rollover any brokered deposits without a specific waiver from the FDIC;

•	within 60 days, eliminate and/or correct all violations of law, rule, and regulations identified in the examination and;

•	provide the regulators with written progress reports within 30 days of the end of each calendar quarter while the 2012 Consent Order is effective detailing the results of actions taken to comply with the 2012 Consent Order.

On April 5, 2013, the Bank entered into a memorandum of understanding with the FDIC (the “FDIC 2013 MOU”), which required the Bank to address certain compliance issues.

On June 5, 2015, the FDIC 2013 MOU was terminated. Then, on October 2, 2015 both the 2012 Consent Order and the DFI 2012 Agreement were terminated by the FDIC and the DFI. As a result, the Bank is no longer considered to be in “troubled condition”. This means that the Bank is no longer required to seek FDIC or DFI approval prior to adding or replacing Board members or employing senior executive officers of the Bank and is not required to seek FDIC approval prior to entering into any employment agreements with those officers. The Bank is required to maintain Tier 1 leverage capital levels of 8.00% and to seek DFI and FDIC permission prior to the declaration or payment of any cash dividends.

In connection with the termination of the 2012 Consent Order and the DFI 2012 Agreement, the Bank entered into a Memorandum of Understanding with the FDIC and the DFI (the “2015 MOU”). The 2015 MOU requires, among other things, that the Bank maintain Leverage Capital of 8.0% and Total Capital of 11.50%, adopt strategic and profit plans, and revise its procedures related to managing sensitivity to interest rate risk. The Bank is currently in compliance with these requirements.

On July 5, 2011, the Company entered into a memorandum of understanding with the FRB (the “FRB 2011 MOU”). The FRB 2011 MOU prohibited the Company from:

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

The FRB 2011 MOU remains in effect.

ITEM 1A - RISK FACTORS

The Company is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. These risks are not all inclusive. Additional risks and uncertainties that management is not aware, focused on, or currently deems immaterial may also impair the Company’s business operations. If any of the following risks occur, the Company’s financial condition could be materially and adversely affected.

Our capital levels may fall below the higher capital requirements required by the 2015 MOU.

Under the 2015 MOU, the Bank is required to maintain its Leverage Capital ratio at 8.0% and its Total Capital ratio at 11.5%. Although the Bank’s capital levels exceeded these requirements at December 31, 2015, these capital levels could change. Increases to our allowance for loan losses, additional deterioration of our real estate owned portfolio and operating losses could negatively impact our capital levels and make it more difficult to achieve the capital level directed by the FDIC and DFI. As a result, there is no assurance that we will not need to raise additional capital in the future to provide the capital required to meet the regulators’ requirements and provide liquidity for Bancorp.

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

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act and regulations adopted under it constituted a major change in the financial services industry throughout the United States and have significantly impacted the way in which Bancorp and the Bank conduct business. Some provisions of the Dodd-Frank Act remain to be implemented and interpreted by the banking regulators and the SEC, and the full effect of that law is not yet known. Nonetheless, the parts of the law and regulations that have been implemented have already resulted in increased compliance costs and may result in increased fees paid to regulators, as well as restrictions on the operations of the Company, all of which may have a material adverse effect on the results of operations and financial condition of Bancorp.

If our allowance for loan losses is not sufficient to cover our actual loan losses, our ability to remain profitable will be adversely affected.

At December 31, 2015, our non-performing loans totaled $1.4 million, representing 0.9% of total loans and 0.7% of total assets. In addition, loans that management has classified as either substandard, doubtful or loss totaled $7.6 million, representing 5.1% of total loans and 4.1% of total assets. At December 31, 2015, our allowance for loan losses was $2.1 million, representing 153.9% of non-performing loans. In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, Bancorp may experience significant loan losses, which could have a materially adverse effect on our operating results. Bancorp makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, Bancorp reviews loans and our loss and delinquency experience, and evaluates economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. The additions to our allowance for loan losses would be made through increased provision for loan losses, which would reduce our income.

Bank regulators periodically review Citizens Bank’s allowance for loan losses and may require it to increase the allowance for loan losses. Any increase in the allowance for loan losses as required by these regulatory authorities could have a material adverse effect on Bancorp’s results of operations and financial condition.

A large percentage of our loans are collateralized by real estate, and deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods will continue to be significantly impacted by the economy in Ohio.

Deterioration of the economic environment Bancorp is exposed to, including a continued decline or worsening declines in the real estate market and single-family home re-sales or a material external shock, may significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. In the past, material declines in the value of the real estate assets securing many of our commercial real estate loans led to significant credit losses in the portfolio.

The same deterioration noted above can affect our real estate owned portfolio, and if the economic environment declines, it could significantly impair the value of the portfolio and our ability to sell the properties in a timely manner.

Changes in economic and political conditions could adversely affect Bancorp’s earnings through declines in deposits, loan demand, the ability of its customers to repay loans and the value of the collateral securing its loans.

Bancorp’s success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond Bancorp’s control may adversely affect its deposit levels and composition, demand for loans, the ability of its borrowers to repay their loans and the value of the collateral securing the loans it makes. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect Bancorp’s earnings and capital and the ability of its customers to repay loans. Because Bancorp has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and Bancorp’s ability to sell the collateral upon foreclosure.

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

Our articles of incorporation and code of regulations, as amended, contain provisions that make it more difficult for a third party to gain control over or acquire us. The current provisions that may have anti-takeover effects include: (a) the elimination of cumulative voting in the election of directors; (b) the requirement that shareholder nominations for election to the Board of Directors be made in writing and delivered or mailed to the president of the Company within specified time frames; (c) the requirement that directors may be removed only by the affirmative vote of holders of not less than 80% of the voting power of the Company entitled to vote at an election of directors; (d) the requirements that certain business combinations be approved by at least 80% of the voting power of the Company, depending on the nature of the recommendation of the Board of Directors with regard to the relevant acquisition; (e) the lack of a provision opting out of application of the Ohio Merger Moratorium statute and its restrictions on persons who become the beneficial owner of ten percent or more of the shares of the Company and; (f) the classification of the Board of Directors into three classes with staggered terms. These provisions of our governing documents may have the effect of delaying, deferring, or preventing a transaction or a change in control that might be in the best interest of our shareholders.

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

The FRB 2011 MOU prohibits the Company from paying dividends without the FRB’s prior approval. Bancorp does not know how long this restriction will remain in place. Even if Bancorp is permitted to pay a dividend, Bancorp is dependent primarily upon the earnings of Citizens Bank for funds to pay dividends on our common shares. The payment of dividends by Citizens Bank is subject to certain regulatory restrictions. In addition, federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) to its parent holding company if the depository institution would thereafter, and or, continue to be undercapitalized. As a result, any payment of dividends in the future by Bancorp will be dependent, in large part, on Citizens Bank’s ability to satisfy these regulatory restrictions and our subsidiary’s earnings, capital requirements, financial condition, and other factors.

We may issue additional common shares or convertible securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per common share and adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 2,000,000 common shares and 100,000 preferred shares. As of December 31, 2015, we had 667,618 common shares and no preferred shares outstanding. We may issue up to 67,985 additional common shares through the exercise of warrants issued in the 2014 stock offering. Although we presently do not have any intention of issuing additional common shares (other than pursuant to the exercise of warrants issued in the stock offering), we may do so in the future in order to meet our capital needs and regulatory requirements, and we may be able to do so without shareholder approval. Our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized, but unissued, common shares for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We plan no immediate activity. Any issuance of additional common shares or convertible securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per common share.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

No response required.

ITEM 2 - PROPERTIES

The Company conducts business from five office locations. The Bank’s main office is located at 188 West Main Street, Logan, Ohio 43138. The main office is housed in a Bank-owned 4,000+ square foot building with drive-up lanes and a detached ATM. The Bank’s offices are located in Logan, Ohio (main office and 2 branches), Athens, Ohio (1 branch), and Nelsonville, Ohio (1 branch). The Company currently operates from the following locations, which, unless otherwise indicated, are owned by the Bank:

Locations

• Main Office 188 West Main Street Logan, Ohio 43138	• Branch (leased) 24 Fulton Street Nelsonville, Ohio 45764

• Branch (leased) 12910 State Route 664 South Logan, Ohio 43138	• Branch 20 East Stimson Avenue Athens, Ohio 45701

• Branch (leased) 21 Hocking Mall Logan, Ohio 43138

In September, 2015 an in-store, limited service, bank branch in Athens, Ohio was closed. Analysis indicated that this particular location was not profitable and bank resources could be better deployed elsewhere. Incremental cost savings more than offset the costs of the lease buyout.

Management is pursuing the merger of the two leased branches in Logan into a newly constructed, bank owned, branch in Logan. Management believes that the site of the new branch is highly advantageous in comparison to the two branches to be replaced, will result in significantly reduced costs, and will enhance the business model. Cost reductions resulting from lower maintenance, energy expenses, and personnel costs make the project accretive to earnings.

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

ITEM 4 – Mine Safety Disclosures

Not applicable.

Part II

ITEM 5 – Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

There is no market for our securities. Our securities are not sold on any exchange or listed on any securities listing venue. The number of record holders of the Company’s common stock as of December 31, 2015 is 659.

The last cash dividend was paid in December 2010. Our shareholders are entitled to receive distributions out of legally available funds as and when declared by the Board, in its sole discretion. See Item 1 – Description of Business – “Regulatory Matters” for a description of restrictions on the Company’s ability to pay dividends.

Recent Sales of Unregistered Securities. On February 9, 2015, the Bancorp renegotiated a portion of a $5.0 million note payable due December 29, 2015. In exchange for $2.3 million of the original $5.0 million note, the Company issued an interest only note for $1,644,546.60, due August 4, 2021, with a fixed interest rate of 6.00% and 28,675 shares of the Company’s common stock. These common shares were offered and sold by Bancorp in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On July 10, 2015, the Bancorp entered into an agreement with an accredited investor to sell that investor 4,500 shares of Bancorp common stock at a per share price of $25.46. These common shares were offered and sold by Bancorp in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6 – SELECTED FINANCIAL DATA

	(Dollars in thousands)
	Year Ended December 31, 2015	Year Ended December 31, 2014
Summary Income Data:
Total interest income	$8,172	$8,453
Total interest expense	1,225	1,634
Net interest income	6,947	6,819
Provision for loan losses	(250)	(186)
Non-interest income	1,491	1,728
Non-interest expense	7,802	7,754
Income before income taxes	886	979
Income tax expense (benefit)	232	(5,099)
Net income	$654	$6,078

Per Share Income Data:
Earnings per common share	$1.01	$11.21
Book value per share	$26.00	$25.40
Outstanding shares	667,618	584,175

Selected Balance Sheet Data (period end):
Total assets	$183,795	$201,823
Securities available for sale	14,013	31,164
Loans, net of allowance for loan losses	147,153	142,557
Allowance for loan losses	(2,078)	(3,869)
Deposits	162,325	177,967
Shareholders' equity	17,359	14,837

Performance Ratios (averages):
Return on shareholders' equity	3.93%	64.11%
Return on assets	0.34%	3.00%
Net interest income to total assets	3.59%	3.36%
Shareholders' equity to assets	8.60%	4.68%

Asset Quality Data:
Nonperforming assets to total assets	0.86%	4.36%
Nonperforming assets to capital	9.15%	59.29%
Nonperforming loans to total loans	0.90%	5.28%
Nonperforming loans to reserve for loan losses	64.97%	199.77%
Reserve for loan losses to total loans	1.39%	2.64%
Ratio of net charge-offs to total loans	1.03%	0.22%

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

For the year ended December 31, 2015, the Company recorded net income of $0.7 million or $1.01 per share, compared to net income of $6.1 million or $11.21 per share as of December 31, 2014. Return on average assets and return on average common equity were 0.34% and 3.93%, respectively, for year-end 2015, compared to 3.00% and 64.11% for year-end 2014. The results for 2014 include the reversal of the previously recorded deferred tax asset allowance, resulting in an income tax benefit of $5.1 million in 2014 net income. Adjusting for the effects of the deferred tax asset allowance reversal, the normalized 2014 return on average assets and return on average common equity would be 0.48% and 10.33% respectively.

Profitability in 2015 was largely the result of diligent loan monitoring and the application of enhanced credit review. Many of the lower credit quality loans made in prior years have been returned to current status, been foreclosed and the collateral liquidated, or refinanced elsewhere. Aggressive stewardship of those loans in the prior year resulted in higher costs for that period, but those credit related costs continued to moderate in 2015. The prior year’s results were impacted by costs associated with the declining credit quality of loans originated over a six year period beginning in 2003 and emanated from large commercial loans to industries, including horticulture nurseries, biofuel production, and speculative commercial real estate. Several loans were made to borrowers outside the Company’s primary footprint. Of the $1.7 million of gross charge offs during 2015, 36.5% came from large commercial loans originated prior to 2009.

Key items affecting the Company’s results in 2015 compared to 2014 include:

•	The Company recorded income tax expense of $232 thousand in 2015. In 2014, the Company reversed the 2012 write-off of deferred tax assets as the financial projections indicated that we were “more likely than not” able to utilize those deferred tax assets going forward. The net effect of this reversal of the deferred tax asset allowance was a $5.1 million addition to income.

•	The Company recaptured $250 thousand from the allowance for loan and lease losses (“ALLL”) compared to the recapture of $186 thousand in 2014 and made valuation adjustments totaling $138 thousand to the other real estate owned (“OREO”) portfolio during 2015 compared to $127 thousand of OREO portfolio valuation adjustments in 2014. During 2015, net loan charge offs totaled $1.5 million versus the $0.3 million of 2014. Principal transfers to OREO totaled $150 thousand in 2015 versus $803 thousand in 2014.

•	Net interest income increased $128 thousand or 1.88% to $6.9 million for the year ended December 31, 2015 from $6.8 million for the year ended December 31, 2014. A $0.3 million year-over-year decline in interest income was offset by a $0.4 million reduction in interest expense.

•	The Company’s capital position increased with the capital campaign as well as the profitability of 2015. Shareholders’ equity at Bancorp increased $2.5 million (17.00%) to $17.4 million on December 31, 2015 from $14.8 million on December 31, 2014. Leverage capital and total capital at the Bank were 8.23% and 13.14% as of December 31, 2015 compared to 8.11% and 13.39% as of December 31, 2014. Refer to Item 1 “Supervision and Regulation” for further discussion of the 2012 Consent Order.

Comparison of Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

For the year ended December 31, 2015, the Company recorded net profit of $0.7 million, or $1.01 per share, a decline of $5.4 million from the net profit of $6.1 million, or $11.21 per share, for the year ended December 31, 2014. The 2014 net income results were buoyed by the recapture of the $5.1 million deferred tax allowance account. Adjusting for this recapture, normalized 2014 net income after tax would be $1.0 million, essentially flat with 2015 net income. Improved profitability in 2015 can primarily be attributed to better loan quality, reducing non-accrual loans by $6.4 million, and allowing a $250 thousand recapture of the allowance for loan losses, and a reduction of $0.4 million in interest expense. These reductions in loan credit related expense more than offset the $0.2 million reduction in noninterest income.

Distribution of Assets, Liabilities, and Shareholders' Equity

For the years ended December 31,

	(Dollars in thousands)
	2015			2014
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Earning Assets:
Loans receivable (1), (2)	$143,596	$7,764	5.41%	$141,501	$7,689	5.43%
Securities (3)	16,034	346	2.16%	36,286	702	1.93%
Fed Funds Sold	12,225	26	0.21%	11,778	26	0.22%
FHLB stock	859	36	4.19%	859	36	4.19%
Total interest-earning assets	172,714	8,172	4.73%	190,424	8,453	4.44%
Non-interest-earning assets	20,961			12,341
Total Assets	$193,675			$202,765

Interest-Bearing Liabilities
Interest-bearing deposits	146,127	891	0.61%	162,324	1,178	0.73%
Other borrowings	4,900	334	6.82%	6,251	456	7.29%
Total interest-bearing liabilities	151,027	1,225	0.81%	168,575	1,634	0.97%
Non-interest-bearing liabilities	24,379			22,248
Total including non-interest-bearing demand deposits	175,406	1,225		190,823	1,634
Other non-interest liabilities	1,619			2,462
Total Liabilities	177,025			193,285
Shareholders' equity	16,650			9,480
Total liabilities and shareholders' equity	$193,675			$202,765
Net interest income; interest rate spread		$6,947	3.92%		$6,819	3.47%
Net interest margin			4.02%			3.58%
Average interest-earning assets to average interest-bearing liabilities			114.36%			112.96%

(1) Loan fees are immaterial amounts

(2) Non-accrual loans are included in average loan balance

(3) Interest income for tax-exempt securities is not calculated on a tax-exempt basis

Volume and Rate Analysis

2015 Compared to 2014

At December 31,	(Dollars in thousands)
	Total	Volume	Rate

Increase (Decrease) in
Interest Income
Federal Funds Sold	$-	$1	$(1)
Investment Securities	(356)	(402)	46
Loans	75	114	(39)
Total Interest Income	(281)	(287)	6

Interest Expense
Deposits	$(287)	$(118)	$(169)
Borrowed Funds	(122)	(99)	(23)
Total Interest Expense	(409)	(216)	(193)

Net Interest Income	$128	$(71)	$199

Interest income for the year ended December 31, 2015 was $8.2 million, a $0.3 million, or 3.3%, decrease from the $8.5 million earned during the year ended December 31, 2014. The yield on earning assets increased 29 basis points (bps) to 4.73% for the year ending December 31, 2015 from 4.44% for the prior year ended December 31, 2014. Interest income earned from the loan portfolio increased approximately $0.1 million when compared to 2014. The small increase in interest income from the loan portfolio can be attributed to both the $6.4 million decrease in non-accrual loans and an increase in average loans year-over-year of $2.1 million (1.5%) reduced by a 2 bps decrease in the yield on those loans. The yield on earning assets was impacted by the sales, payoffs, and maturities within the securities portfolio reducing the share of these relatively low yielding assets from 17.5% to 8.4% of earning assets.

Interest income from the investment portfolio was down $0.4 million for the years ended December 31, 2015 and 2014. A year-over-year decline of $20.3 million (55.8%) in the average investment portfolio was offset by a year-over-year increase in average yield of 23 bps (from 1.93% in 2014 to 2.16% in 2015). A total of $3.1 million of investment securities were purchased in 2015, consisting of $1.8 million of municipal securities, yielding 1.88%, and $1.3 million of US government federal agencies, yielding 2.02%. During 2014, management invested in $5.0 million of US Treasury obligations with an average yield of 1.26%.

Interest expense for the year ended December 31, 2015 was $1.2 million, a $0.4 million or 25.0% decrease from the $1.6 million paid for the year ended December 31, 2014. Interest expense for deposits declined $0.3 million to $0.9 million for 2015 from $1.2 million for 2014. The decrease resulted, in part, from a new pricing strategy of setting competitive deposit rates on retail CD’s (less than $100 thousand) but not being the market leader as had been the case in prior years. This strategy, in part, has contributed to a $14.6 million (18.3%) decrease in the average balance of certificates of deposit year-over-year.

Interest expense for other borrowings was $334 thousand in 2015 and $456 thousand in 2014. All of the 2015 interest expense related to loans to the holding company totaling $2.6 million as of December 31, 2015 and $6.1 million as of December 31, 2014. Please refer to “Other Borrowings” below for details regarding these loans.

Provision for Loan Losses. The Company establishes an allowance for loan losses through charges to earnings, which are shown in the consolidated statements of income as the provision for loan losses. Through the provision for loan losses, an allowance is maintained that reflects management’s best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. In evaluating the allowance for loan losses, management considers various factors that include loan growth, the amount and composition of the loan portfolio, (including non-performing and potential problem loans), diversification, or conversely, concentrations by industry, geography, or collateral within the portfolio, historical loan loss experience, current delinquency levels, the estimated value of the underlying collateral, prevailing economic conditions, and other relevant factors. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part. Impacting the provision for loan losses in any accounting period are several factors including the amount of loan growth during the period, broken down by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality, and ultimately, the results of management’s assessment of the inherent risks of the loan portfolio.

At December 31, 2015, the Company determined that an excess existed in the allowance for loan and lease losses and $250 thousand was recaptured to income. Predictive indicators, such as the Watch List and its component subcategories, are the principal credit tool used by the Bank to identify future problem loans. Special Mention loans, those loans deemed to be of higher risk or with correctable deficiencies, declined by $3.8 million or 69.8% at December 31, 2015 relative to December 31, 2014. Substandard loans, those loans in which there is the distinct possibility of sustaining some loss, dropped $1.4 million, or 15.7% from December 31, 2014 to December 31, 2015. There were no doubtful loans, those for which full collection is doubtful, at December 31, 2015 compared to $0.7 million at December 31, 2014. Watch List loans, those loans rated Special Mention, Substandard, or Doubtful declined $5.9 million, or 39.0%, from $15.2 million at December 31, 2014 to $9.2 million at December 31, 2015.

This decision to recapture the calculated excess portion of the allowance for loan and lease losses is further bolstered by year end delinquency numbers. At December 31, 2015 nonperforming loans had fallen $6.4 million from the December 31, 2014 level of $7.7 million to $1.4 million.

The $250 thousand negative provision in 2015 compares to the recovered provision of $186 thousand in 2014. The reduction in provision for loan losses was largely driven by a decrease in nonperforming loans and increases in the collateral values for impaired loans. Management considers the allowance for loan losses at December 31, 2015 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values, and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income, which consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers, and to a lesser extent, gains on sales of OREO and other repossessed assets, and other miscellaneous income, decreased $237 thousand, or 13.7%, to $1.5 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014. The decrease can mostly be attributed to 2014 gains from the sales of repossessed assets of $464 thousand as well as higher gains on the sale of securities in 2014. The following is a discussion of significant year-over-year changes in other material non-interest income categories:

•	Services charges for deposit accounts decreased by $42 thousand, or 9.3%, to $409 thousand for the year ended December 31, 2015 from $451 thousand for the year ended December 31, 2014. These fees were expected to decline as the Bank changed the procedure used to process account overdrafts to a more customer based methodology, limiting the number of overdrafts per customer.

•	The Company recorded $28 thousand in secondary market sales fees as the initiative to originate loans and sell them in the secondary markets came on line in late 2015. There was no income from the sale of loans held for sale during the year ended December 31, 2014.

•	Income for credit and debit cards increased by $11 thousand, or 3.2%, to $350 for the year ended December 31, 2015 from $339 thousand for the year ended December 31, 2014. The Bank has placed a heightened emphasis on credit and merchant card issuance and fees.

•	Other noninterest income from the gain on sale of OREO properties decreased by $219 thousand to $245 thousand for the year ended December 31, 2015 from a gain of $464 thousand for the year ended December 31, 2014. Much of this difference was attributable to a single relationship in 2014 which generated a gain of $286 thousand.

•	Other noninterest income was up $19 thousand, or 7.0%, to $291 thousand for the year ended December 31, 2015 from $272 thousand for the year ended December 31, 2014. Noninterest income primarily increased due to mortgage broker sales commissions and increase in cash surrender value of bank owned life insurance.

Noninterest Expense. Noninterest expense, which consists primarily of personnel, occupancy, equipment and other operating expenses, increased by $48 thousand, or 0.6%, to $7.8 million for the year ended December 31, 2015 matching the $7.8 million in expense for the year ended December 31, 2014. The year-over-year increase was realized in compensation expense (down $218 thousand) and other occupancy expenses (down $119 thousand) offset by higher expenses associated with fixed asset write-downs ($348 thousand) and other miscellaneous expenses.

The following is a discussion of significant year-over-year changes for other material non-interest expense categories:

•	Salary and benefit expense declined by $0.2 million, or 6.4%, to $3.2 million for the year ended December 31, 2015 from $3.4 million for the year ended December 31, 2014. Employee health insurance premiums were $156 thousand less for calendar year 2015 relative to calendar year 2014 due to changes made in both the coverages offered and carrier. Reductions in salary expense were a result of the full year effect of staff reductions made in 2014.

•	FDIC insurance premium expense fell by $159 thousand, or 39.7%, to $242 thousand as of December 31, 2015 from $401 thousand of December 31, 2014. The 2015 FDIC insurance expense was less as a result of a reduction in the risk premium paid by the Bank and the strategic contraction of the Bank.

•	Expenses associated with OREO properties decreased by $85 thousand, or 27.6%, for the year ended December 31, 2015 relative to the year ended December 31, 2014. Costs related to the preservation and care of OREO properties dropped as a result of a decline in the number and value of OREO properties held by the Bank. At December 31, 2015 the Bank held OREO property valued at $0.2 million versus properties valued at $1.1 million at December 31, 2014. In 2015, $138 thousand was required to write-down existing OREO properties to market value versus a expense of $127 thousand in 2014.

•	Legal and other professional expense increased by $125 thousand, or 28.8%, to $559 thousand as of December 31, 2015 from $434 thousand as of December 31, 2014. The increase can be attributed to the increased use of third-party providers of legal and professional services to assist in the resolution of regulatory issues and in the resolution of a small number of high value troubled debt relationships as the Company works aggressively to resolve these issues.

•	Costs associated with examinations and audits decreased $53 thousand, 15.5%, to $288 thousand at December 31, 2015 relative to the year ended December 31, 2014 as the Company incurred fewer costs associated with public registration and auditing in 2015 relative to 2014.

•	As part of the program to consolidate and update physical locations, including the closure of an in-store branch, the Company disposed of many obsolete assets and wrote down the carrying values of many more. During the year ended December 31, 2015, the write-down and disposal of fixed and worthless assets and lease buyout costs totaled $348 thousand versus no write-downs during the previous year.

•	Director fees were $41 thousand, or 23.6%, higher in the year ended December 31, 2015 totaling $215 thousand versus $174 thousand in 2014. The Company increased the annual retainer as well as increasing the number and frequency of meetings.

•	Other noninterest expense increased by $134 thousand, or 32.8%, to $543 thousand for the year ended December 31, 2015 from $409 thousand for the year ended December 31, 2014. Calendar year 2015 included one time, nonrecurring charges of $60 thousand related to the repurchase of a sold mortgage loan and $25 thousand in settlement of litigation, while calendar year 2014 included nonrecurring gains of $40 thousand on the sale of other assets.

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

In the fourth quarter of 2014, the Company reversed the entire valuation allowance on deferred tax assets of $5.1 million. The Company had established a full valuation allowance on the deferred tax asset in 2012 due to the realization of significant losses and uncertainty about the Company’s future earnings forecasts. Recapture of this valuation allowance made the Company subject to accruing and recording of the appropriate income tax expense going forward. Although no taxes are due as a result of the operating loss carryforward, expense is recognized.

The Company expects to realize $4.7 million of deferred tax assets related to net operating loss carryforwards well in advance of the statutory carryforward period. At December 31, 2015, $0.8 million of existing deferred tax assets were not related to net operating losses and therefore have no expiration date.

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

Changes in Condition from December 31, 2014 to December 31, 2015. Total assets decreased $18.0 million, or 8.9%, to $183.8 million on December 31, 2015 from $201.8 million on December 31, 2014. This reduction in asset size is part of a strategic objective.

Loan Portfolio. Gross loans increased $2.8 million or 1.9% to $149.2 million as of December 31, 2015 from a balance of $146.4 million on December 31, 2014. The increase can be attributed, in part, to $36.0 million of new loan originations, partially offset by loan charge offs/charge downs of $1.7 million, transfers to OREO of $0.2 million and principal repayments of $31.3 million (includes repayments on revolving lines of credit). The new originations were primarily consumer loans, with mortgage originations totaling $9.0 million and consumer loan originations of $11.0 million. The emphasis on consumer lending is part of a strategic initiative to re-balance the loan portfolio to be more equally weighted between commercial and consumer loans. This trend is expected to continue into 2016 and is a centerpiece of the 2016 profit plan.

Loan Portfolio Distribution
	(Dollars in thousands)
At December 31,	2015	2014
	Amount	Amount

Commercial	$82,147	$87,989
Real estate	43,401	38,756
Consumer	23,683	19,681
	$149,231	$146,426

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
6)	Engaged a well-established auditing firm to analyze the Company’s loan loss reserve methodology and documentation.

The following is a schedule of loan maturities and repricing based on contract terms as of December 31, 2015.

Scheduled Loan Maturities/Repricings

	(Dollars in thousands)
	Due	Due	Due
	<1 Year	1 - 5 Years	> 5 Years	Total
Total Gross Loans	$36,929	$72,830	$39,472	$149,231

Of the loans included in the preceding schedule, 67.4% are adjustable rate and 32.6% are fixed rate to maturity.

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

The environmental reserve allows management to consider qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical loss experience. The Bank’s environmental reserve considers 11 risk factors which are evaluated as minimal, low, moderate, or high risk. As the overall risk level of the environmental factors increases, the proportion of the loan portfolio held in reserve also increases. Risk factors considered in the analysis are:

•	Lending experience, with particular attention paid to new lenders;
•	Exceptions to loan policy;
•	Rate of total portfolio delinquency;
•	Growth rate of loan portfolio;
•	Exposure to loan concentrations;
•	Exposure to “watch list” loans;
•	Consumer sentiment;
•	Local economic conditions;
•	Regulatory risk;
•	Unemployment, with particular attention paid to local unemployment; and
•	Vintage risk, with particular attention paid to underwriting procedures at time loans were made.

Percentage of Each Loan Segment to Total Loans. Summary of the allowance for loan losses allocated by loan segment at December 31,

% of loan segments to total loans	(Dollars in thousands)
	2015		2014
	Allowance Amount	Total Loans	Allowance Amount	Total Loans
Loan Type
Commercial	$1,629	55.0%	$3,491	60.1%
Real Estate	240	29.1%	195	26.5%
Consumer	209	15.9%	183	13.4%
Total Loans	$2,078	100%	$3,869	100%

The Bank’s ALLL level was 1.39% of total loans as of December 31, 2015 and 2.64% of total loans as of December 31, 2014.

The general reserve comprised 47% of the total allowance at December 31, 2015, compared to 57% at December 31, 2014, while the specific allowance accounted for 9% of the total allowance at December 31, 2015, compared to 30% at December 31, 2014. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves. The ALLL decreased $1.8 million, 46.3%, year-over-year to $2.1 million as of December 31, 2015 from $3.9 million on December 31, 2014. The decrease resulted from the net effect of charge-offs totaling $1,672 thousand and a provision recovery of $250 thousand, offset by $131 thousand in recoveries.

Summary of Allowance for Loan Losses. The following schedule summarizes the charge-offs and recoveries by loan segment, charged to the allowance for loan losses for the year ended December 31:

	(Dollars in thousands)
	Commercial	Real Estate	Consumer	Total

December 31, 2015
Beginning balance - January 1, 2015	$3,491	$195	$183	$3,869
Charge-offs	(1,443)	(42)	(187)	(1,672)
Recoveries	86	2	43	131
Net (charge-offs) recoveries	(1,357)	(40)	(144)	(1,541)
Provision	(505)	85	170	(250)
Ending balance - December 31, 2015	$1,629	$240	$209	$2,078

December 31, 2014
Beginning balance - January 1, 2014	$3,873	$267	$244	$4,384
Charge-offs	(458)	(45)	(185)	(688)
Recoveries	295	21	43	359
Net (charge-offs) recoveries	(163)	(24)	(142)	(329)
Provision	(219)	(48)	81	(186)
Ending balance - December 31, 2014	$3,491	$195	$183	$3,869

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

Underwriting has also been largely centralized and is an independent function of lending. All commercial loan requests > $25 thousand, all consumer loan requests > $50 thousand, and all unsecured loan requests > $10 thousand are centrally underwritten. Additionally, any loan request to a customer with aggregate exposure > $100 thousand requires centralized underwriting. Underwriting provides an approve/deny recommendation and loans with a deny recommendation cannot be approved outside the Officers’ Loan Committee.

In addition to centralizing the account monitoring and underwriting processes, the Bank has significantly strengthened its lending policy. Loan approval levels have been adjusted downward and customers with loan exposure in excess of $1.5 million require approval from the Board of Directors.

Nonaccrual & Impaired Loans. Before loans are charged off, they typically go through a phase of nonperforming status. Various stages exist when dealing with such nonperformance. The first stage is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time. These accounts may then be put on a list of loans to “watch” as they continue to under-perform according to original terms. Loans are placed on nonaccrual status when management believes the collection of the principal and interest is doubtful. A delinquent loan is generally placed on nonaccrual status when principal and/or interest is past due 90 days or more or if the financial strength of the borrower has declined, collateral value has declined, or other facts would make the repayment of the loan suspect, unless the loan is well-secured or in the process of collection. When a loan is placed on nonaccrual, all interest which has been accrued is charged back against current earnings as a reduction in interest income, which adversely affects the yield on loans in the period of reversal. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Loans placed on nonaccrual status may be returned to accrual status after payments are received for a minimum of six consecutive months in accordance with the loan documents, and any doubt as to the loan’s full collectability has been removed or the troubled loan is restructured and evidenced by a credit evaluation of the borrower’s financial condition and the prospects for full payment.

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

Summary of Impaired Loans. The following schedule summarizes impaired and non-performing loans at December 31,

	(Dollars in thousands)
	As of December 31,
	2015	2014
Impaired loans	$3,171	$11,277
Loans accounted for on a nonaccrual basis	$1,350	$7,729
Accruing loans, which are contractually past due 90 days or more as to interest or principal payments	-	-
Total non performing loans	$1,350	$7,729
Non-performing loans to allowance for loan losses	65.0%	199.8%

Nonperforming loans, comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual, totaled $1.4 million at December 31, 2015, a decrease of $6.3 million or 82.5%, compared to nonperforming loans of $7.7 million at December 31, 2014. The decrease in nonperforming loans was primarily due to management’s proactive approach to identify and resolve nonperforming loans and to the reclassification of $0.2 million of principal to OREO, the payoffs and paydowns of $3.9 million, $1.1 million which was subsequently upgraded, and the charge-off/charge-down of $1.5 million, offset by the addition of $0.2 million. Nonperforming loans to total net loans was 0.92% at December 31, 2015 and 5.28% at December 31, 2014. Nonperforming loans represented 0.86% of total assets at December 31, 2015 compared to 4.36% at December 31, 2014.

The allowance for loan losses, specifically related to impaired loans was $0.2 million at December 31, 2015 and $1.2 million at December 31, 2014, and related to loans with principal balances of $3.1 million and $11.3 million respectively. The Company’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.

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

Troubled debt restructured loans totaled $1.8 million at December 31, 2015 and $5.2 million as of December 31, 2014. Of those balances, $1.2 million was on accrual basis as of December 31, 2015 and $3.3 million as of December 31, 2014. During 2015, 13 loan relationships totaling $0.9 million in principal were restructured.

There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings as of December 31, 2015.

Other Real Estate Owned. As of December 31, 2015, the Bank’s OREO portfolio consisted of 7 properties with a cost basis of $418 thousand and a nominal valuation allowance bringing the carrying value to $238 thousand. Management believes the carrying value for the OREO portfolio approximated liquidation value as of December 31, 2015. It is the intention of the Board of Directors and management to liquidate all existing OREO properties as of December 31, 2015 prior to December 31, 2016.

Investment Portfolio. The Company’s available for sale investment portfolio decreased $17.2 million, 55.0%, to $14.0 million as of December 31, 2015 from $31.2 million as of December 31, 2014. The decrease resulted from maturity and principal payments totaling $5.8 million, sales of $14.4 million offset by purchases of $3.1 million, and reduced market value of $0.1 million, less amortization of $0.1 million. As of December 31, 2015, the investment portfolio reported an unrealized loss of $82 thousand versus an unrealized loss of $10 thousand at December 31, 2014.

	(Dollars in thousands)
	As of December 31,
	2015	2014
Securities available for sale
U.S. government securities	$1,005	$5,067
U.S. government federal agencies	6,535	13,869
State and local governments	1,783	1,035
Mortgage backed securities	4,690	11,193
Total	$14,013	$31,164

At December 31, 2015, there were no concentrations of securities of any one issuer whose carrying value exceeded 10% of shareholders’ equity.

Maturity Schedule of Investment Securities. Maturity schedule (by contractual maturity or, if applicable, earliest call date) of the Company’s investment securities, by carrying value, and the related weighted average yield at December 31, 2015:

	(Dollars in thousands)
	Maturing in One Year or Less		Maturing After One Year Through Five Years		Maturing After Five Years Through Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government securities	$1,005	0.43%	$-	0.00%	$-	0.00%	$-	0.00%
U.S. government federal agencies	253	1.25%	6,282	1.35%	-	0.00%	-	0.00%
State and local governments	-	0.00%	550	1.66%	1,233	1.98%	-	0.00%
Mortgage backed securities	1	1.91%	-	0.00%	23	6.43%	4,666	1.98%
Total	$1,259	0.60%	$6,832	1.37%	$1,256	2.06%	$4,666	1.98%

The weighted average interest rates are based on interest rates for investments purchased at par value and on effective interest rates considering amortization or accretion if the investment and mortgage backed securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been determined on a tax equivalent basis. Other investment securities consisting of Federal Home Loan Bank stock that bears no stated maturity or yield is not included in this analysis. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions. Yields are based on amortized cost balances.

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The mortgage backed securities may mature earlier than their contractual maturities because of principal prepayments.

Cash and Cash Equivalents. Cash and cash equivalents totaled $9.4 million as of December 31, 2015, a $7.3 million, or 43.7%, decrease from the December 31, 2014 balance of $16.6 million.

Premises and Equipment. Premises and equipment decreased $73 thousand or, 2.4%, to $3.0 million at December 31, 2015 from $3.1 million at December 31, 2014. The decrease can be attributed to depreciation expense of $291 thousand and write-downs and disposals of $132 thousand, partially offset by building improvements and purchases of $350 thousand during 2015.

Other Assets. Other assets increased $2.8 million during the period December 31, 2014 to December 31, 2015. In September 2015, the Bank purchased $3.0 million of Bank Owned Life Insurance (BOLI), written on the principal officers with the Bank as primary beneficiary.

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

The deposit portfolio decreased $15.6 million, or 8.8%, to $162.3 million as of December 31, 2015 from $178.0 million as of December 31, 2014. Although noninterest bearing accounts were up $3.0 million, or 12.8%, and NOW accounts increased $3.4 million (15.1%), respectively, year-over-year, significant decreases occurred in certificates of deposit ($17.3 million or 23.5%). The decrease in time deposits can be attributed to a pricing strategy of setting competitive offering rates, but not the highest deposit rates in our market, resulting in an 18 bps year-over-year decrease in the cost of deposits. Management expects these trends to moderate in 2016.

Large Time Deposits. The following table sets forth the maturities of the Bank’s certificates of deposit having principal amounts greater than $250,000 at December 31:

	(Dollars in thousands)
Certificates of deposit maturing in quarter ending:	2015	2014
Three months or less	$250	$5,550
Over three months through six months	1,566	2,022
Over six months through twelve months	1,552	6,567
Over twelve months	3,890	5,387
Total	$7,258	$19,526

Average Deposits. Average deposit balances and average rates paid are summarized as follows for the years ended December 31:

	(Dollars in thousands)
	2015		2014
	Amount	Rate	Amount	Rate

Non-interest-bearing demand deposits	$24,379	0.00%	$22,248	0.00%
Interest-bearing demand deposits	25,711	0.11	21,795	0.11
Savings deposits	55,263	0.16	60,735	0.18
Time deposits	65,153	1.18	79,794	1.31
Total	$170,506	0.52%	$184,572	0.64%

As of December 31, 2015 the Bank had no brokered deposits, whereas at December 31, 2014 the Bank had one brokered deposit agreement totaling $3.0 million.

Other Borrowings. Borrowed funds totaled $2.6 million at December 31, 2015, a decrease of $3.5 million from the $6.1 million as of December 31, 2014.

In February 2015 the Company renegotiated a $2.3 million portion of a $5.0 million note payable. Under the new terms, the $2.3 million note, with an 8.00% interest rate and a maturity date of December 2015, was retired, and the Company issued $656 thousand of common stock and a new note totaling $1.644 million with a 6.00% interest rate and a maturity date of August 2021 was issued. The original note in the amount of $2.7 million remained intact (Note A).

In September 2015 the Company made a $1.0 million principal payment to Note A from available funds at the Holding Company level. In November 2015 the Bank requested permission from the FDIC and DFI to pay a one-time dividend to the Holding Company for the purpose of retiring Note A. In December 2015, permission was granted, the dividend of $1.3 million was paid, and Note A was retired.

At December 31, 2015, borrowings consist of three loans to the Bancorp from outside creditors. The loans must be repaid from Bancorp cash. Per the Consent Order with the FDIC, the Bank is not permitted to make any forms of payments to Bancorp. As of December 31, 2015, Bancorp’s cash position was $346 thousand. Management is engaged in the sale of the remainder of the OREO property held at the Bancorp, which will generate additional cash at the Bancorp level.

Description	Balance of Loan as of 12/31/15	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$539,844	4.75%	Monthly	Amortizing	11/21/2019
Loan 2	$384,695	4.25%	Monthly	Amortizing	6/25/2019
Loan 3	$1,644,547	6.00%	Monthly	Interest Only	8/4/2021

No FHLB borrowings were outstanding as of December 31, 2015 or December 31, 2014. The Bank had an approved FHLB line-of-credit of $46.0 million as of December 31, 2015. In addition, the Company has a collateralized federal fund line of $8.5 million with the FRB and $1.0 million unsecured line with Great Lakes Bankers Bank. Neither line was drawn upon as of December 31, 2015. The FHLB line was secured via the pledge of mortgage loans totaling $77.5 million and the Federal Reserve federal fund line is secured via the pledge of $11.1 million of automobile loans.

Accrued Interest Payable. Accrued interest payable on deposits decreased by $733 thousand, or 49.1%, from $1.5 million at December 31, 2014 to $0.8 million at December 31, 2015. This decrease is the result of, and in line with, the year over year decrease in certificates of deposit.

Other Liabilities. Other liabilities decreased $0.6 million from December 31, 2014 to December 31, 2015. Funding of the underfunded pension plan reduced unfunded pension liabilities by $0.7 million at December 31, 2015 to $46 thousand.

Concentrations of Credit Risk. Financial institutions such as the Bank generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. Citizens Bank’s loan portfolio is concentrated geographically in central Ohio. Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for these properties totaled $28.9 million at December 31, 2015 versus $28.6 million at December 31, 2014. At December 31, 2015, non-owner occupied residential real estate represented 19.4% of the loan portfolio, down from 19.5% of the Bank’s loan portfolio at December 31, 2014. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 2.1% at December 31, 2015 versus 4.8% at December 31, 2014.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash used by operating activities was $0.3 million in the year ended in December 31, 2015 and $0.7 million generated by those activities in the year ended December 31, 2014. The major adjustment made to reconcile net income to cash provided by or used in operations during the periods presented was the $0.7 million decrease in accrued interest payable and a decrease of $0.6 million in other liabilities in 2015 and the adjustment for the removal of the deferred tax asset allowance of $5.1 million in 2014. Net income, net of the deferred tax asset allowance in 2014, was $0.3 million greater than that of 2015.

The primary investing activity of the Bank is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. In considering the more typical investing activities, during 2015, $20.2 million was generated from the combination of maturity, pay-downs, calls or sale of available for sale investment securities, $3.1 million was used to purchase available for sale securities, and $3.0 million was used to purchase bank owned life insurance policies on key executives. During 2014, $8.7 million was generated from maturities, pay-downs, and sales of investment securities and $5.1 million was used to purchase securities. Proceeds from the sale of other real estate owned generated $1.1 million in cash during the year ended December 31, 2015 and $2.9 million during 2014. During 2015, $4.5 million in cash was used to fund net loan growth while in 2014 that number was $0.9 million.

For 2015, total deposits decreased by $15.6 million versus a decline of $7.6 million during 2014. The Company had no activity in FHLB advances during either 2015 or 2014. The 2014 capital campaign raised $3.2 million after all related expenses were deducted, and in 2015 $1.3 million in capital was raised through the exercise of outstanding warrants. For additional information about cash flows from the Bank’s operating, investing, and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

As disclosed in Note J of the notes to consolidated financial statements, the Company has also entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. As a result of the Company’s off-balance sheet arrangements for 2015 and 2014, no material revenue, expenses, or cash flows were recognized. In addition, the Company had no other indebtedness or retained interests nor entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of

Citizens Independent Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Citizens Independent Bancorp, Inc. and subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Independent Bancorp, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Suttle & Stalnaker, PLLC

Parkersburg, West Virginia

March 24, 2016

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	(Dollars in thousands)
	2015	2014

ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$5,307	$13,290
Federal funds sold	4,064	3,343
Total cash and cash equivalents	9,371	16,633

Securities available for sale	14,013	31,164
Other investment securities	859	859

Loans	149,231	146,426
Allowance for loan losses	(2,078)	(3,869)
Net loans	147,153	142,557

Premises and equipment, net	2,977	3,050
Accrued interest receivable	285	348
Other real estate owned	238	1,068
Other assets	8,899	6,144
TOTAL ASSETS	$183,795	$201,823

LIABILITIES
Deposits
Noninterest bearing	$26,116	$23,153
Interest bearing	136,209	154,814
Total deposits	162,325	177,967

Borrowed funds	2,569	6,147
Accrued interest payable	759	1,492
Other liabilities	783	1,380
TOTAL LIABILITIES	166,436	186,986

SHAREHOLDERS' EQUITY
Cumulative preferred stock of no par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock of no par value; 2,000,000 shares authorized and 721,998 shares issued and 667,618 shares outstanding at December 31, 2015 and 638,555 shares issued and 584,175 shares outstanding at December 31, 2014	14,296	12,297
Common stock warrants, 119,003 warrants issued and 67,985 outstanding at December 31, 2015 and 118,253 warrants outstanding at December 31, 2014	108	187
Retained earnings	10,112	9,458
Treasury stock, at cost, 54,380 shares at December 31, 2015 and at December 31, 2014	(6,590)	(6,590)
Accumulated other comprehensive income (loss)	(567)	(515)
TOTAL SHAREHOLDERS' EQUITY	17,359	14,837

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$183,795	$201,823

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2015 and 2014

	(Dollars in thousands, except per share data)
	2015	2014

INTEREST INCOME
Interest and fees on loans	$7,764	$7,689
Interest and dividends on investment securities	382	738
Interest on federal funds sold	26	26
TOTAL INTEREST INCOME	8,172	8,453

INTEREST EXPENSE
Interest on deposits	891	1,178
Interest on borrowed funds	334	456
TOTAL INTEREST EXPENSE	1,225	1,634

NET INTEREST INCOME	6,947	6,819

Provision for loan losses	(250)	(186)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,197	7,005

NONINTEREST INCOME
Service charges	409	451
Net gain on sale of securities	168	202
Net gain on sale of loans	28	-
Net gain on sale of repossessed assets	245	464
Credit card income and fees	350	339
Other	291	272
TOTAL NONINTEREST INCOME	1,491	1,728

NONINTEREST EXPENSES
Salaries and employee benefits	3,174	3,392
Net occupancy and equipment expenses	929	1,048
Other real estate owned expense	223	308
FDIC insurance expense	242	401
Legal and professional fees	559	434
Data processing	366	314
Advertising	198	205
Examinations and audits	288	341
Telephone, postage, and supplies	263	264
Lease buyout and worthless asset write downs	348	-
Other professional fees	175	150
Director fees	215	174
Dues and subscriptions	165	172
Other insurance	114	142
Other operating expenses	543	409
TOTAL NONINTEREST EXPENSES	7,802	7,754

INCOME BEFORE INCOME TAXES	886	979

Income tax expense (benefit)	232	(5,099)

NET INCOME	$654	$6,078

Basic earnings per common share	$1.01	$11.21
Diluted earnings per common share	$1.00	$11.08

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2015 and 2014

	(Dollars in thousands)
	2015	2014

Net income	$654	$6,078

Other comprehensive income (loss), net of tax:

Change in unrecognized actuarial loss on pension plan, net of income taxes of ($3) and ($70) for the years ended December 31, 2015 and 2014, respectively	(5)	(138)

Net unrealized holding gain (loss) on securities available for sale, net of income taxes of $33 and $118 for the years ended December 31, 2015 and 2014, respectively	64	227

Reclassification for gains recognized on sale of securities available for sale, net of income taxes of $57 and $69 for the years ended December 31, 2015 and 2014, respectively	(111)	(133)
Other comprehensive income (loss)	(52)	(44)
Comprehensive income	$602	$6,034

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2015 and 2014

	(Dollars in thousands)
	Common stock	Common stock warrants	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total

Balances at January 1, 2014	$9,307	$-	$3,380	$(6,590)	$(471)	$5,626

Comprehensive Income:
Net income			6,078			6,078
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale					94	94
Change in unrecognized gain (loss) on pension					(138)	(138)
Common stock warrants issued - 119,003 warrants		188				188
Common stock warrants exercised -750 warrants	12	(1)				11
Common stock issued - 238,057 shares	2,978					2,978
Balances at December 31, 2014	$12,297	$187	$9,458	$(6,590)	$(515)	$14,837

Comprehensive Income:
Net income			654			654
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale					(47)	(47)
Change in unrecognized gain (loss) on pension					(5)	(5)
Common stock warrants exercised -50,268 warrants	1,229	(79)				1,150
Common stock issued - 33,175 shares	770					770
Balances at December 31, 2015	$14,296	$108	$10,112	$(6,590)	$(567)	$17,359

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2015 and 2014

	(Dollars in thousands)
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	654	6,078
Adjustment to reconcile net income to net cash provided by operating activities
Provision for loan losses	(250)	(186)
Depreciation and amortization	291	333
Deferred income taxes	232	(5,099)
Investment securities amortization (accretion), net	121	173
Provision for loss on real estate owned	138	127
Change in cash surrender value of bank owned life insurance	(39)	(8)
Net (gain) loss on sale of other real estate owned	(245)	(464)
Net (gain) loss on sale of investments	(168)	(202)
Net (gain) loss on disposition of premises and equipment	132	20
Net (gain) on sale of loans	(28)	-
Proceeds from sale of loans	1,121	-
Loans originated for sale	(1,093)	-
Net change in:
Accrued interest receivable	63	98
Accrued interest payable	(733)	(443)
Other assets	78	451
Other liabilities	(604)	(186)
Net cash provided by (used in) operating activities	(330)	692

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(3,083)	(5,070)
Proceeds from maturities of available for sale securities	5,792	3,998
Proceeds from the sale of available for sale securities	14,418	4,710
Purchase of bank owned life insurance	(3,000)	-
Net changes in loans	(4,496)	(858)
Proceeds from the sale of other real estate owned	1,087	2,920
Purchases of premises and equipment	(350)	(120)
Net cash provided by investing activities	10,368	5,580

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(15,642)	(7,604)
Payments on loans payable	(2,921)	(216)
Proceeds from issuance of common stock and warrants	1,263	3,177
Net cash provided by (used in) financing activities	(17,300)	(4,643)

Net increase (decrease) in cash and cash equivalents	(7,262)	1,629

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,633	15,004

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,371	$16,633

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

In October 2012, the Bank entered into publicly available Consent Orders with the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (DFI) (collectively referred to as the Orders), which required the Bank to take a number of actions. In October 2015, both the FDIC and DFI lifted their respective Consent Orders. Significant among the ongoing required actions is the development of a Capital Plan which will result in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its total assets at a minimum of 8.00% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. The Bank is also required to obtain approval from the FDIC and DFI prior to the payment of any dividends.

Basis of Financial Statement Presentation

The accounting and reporting policies of the Bancorp and the Bank conform with accounting principles generally accepted in the United States of America and to general practices followed within the banking industry.

To conform to the 2015 presentation, certain reclassifications have been made to prior amounts, which had no impact on net income, comprehensive income, or shareholders’ equity.

Principles of Consolidation

The consolidated financial statements include the accounts of the Bancorp and the Bank. All significant intercompany transactions and balances have been eliminated.

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

Debt securities not classified as held-to-maturity are classified as available for sale. Securities available–for-sale are carried at fair value with unrealized gains and losses, net of the deferred income tax effect, reported in accumulated other comprehensive income. Realized gains (losses) on securities available for sale are included in noninterest income (expense) and, when applicable, are reported as a reclassification adjustment, net of income tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses of which none have been reported in the periods presented.

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

The allowance consists of specific, general, and environmental components. The specific component relates to loans that are classified as doubtful, substandard, or troubled debt restructurings (TDRs). For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Other Real Estate Owned (OREO)

OREO is recorded at fair value less anticipated selling costs (net realizable value) and consists of property acquired through loan foreclosure. If the net realizable value is below the carrying value of the loan at the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in the fair value of real estate are classified as OREO devaluations, which are reported as adjustments to the carrying value of OREO and are recorded as a charge to operations included in noninterest expense. In certain circumstances where management believes the devaluation may not be permanent in nature, the Company utilizes a valuation allowance to record OREO devaluations, which is also expensed through noninterest expense. Costs relating to development and improvement of such properties are capitalized (not in excess of fair value less estimated costs to sell) and costs relating to holding the properties are charged to expense.

Bank Owned Life Insurance

The Bank had previously purchased a life insurance policy on one retired executive. In September 2015, the Bank purchased additional life insurance policies on ten members of senior management. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Increases in the asset value are recorded as earnings in other income.

Accumulated Other Comprehensive Income

The accumulated other comprehensive income component of equity results from the unrealized gains and losses on available for sale securities and from the unrecognized actuarial loss of the pension plan.

	(Dollars in thousands)
	2015	2014
Securities available for sale	$(54)	$(7)
Unrecognized actuarial loss of the pension plan	(513)	(508)
Accumulated other comprehensive income	$(567)	$(515)

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

Earnings Per Common Share

Earnings per common share are net income available to common shareholders divided by the weighted average common shares outstanding during the period. The factors used in the earnings per share computation follow:

	(Dollars in thousands, except per share data)
	2015	2014

Net income (loss)	$654	$6,078
Weighted average common shares outstanding	645,849	542,398
Basic earnings per common share	$1.01	$11.21
Total shares and warrants	652,478	548,348
Diluted earnings per common share	$1.00	$11.08

At December 31, 2015, there were 67,985 warrants outstanding. Each warrant allows the holder to purchase a share of Bancorp common stock at a price equal to 90% of the book price per share at the close of the preceding month. These warrants expire at June 25, 2016.

In 2014, the Company offered a total of 369,754 common shares plus 184,877 warrants, for a total of 554,631 shares, selling a total of 238,057 shares and issuing a total of 119,003 warrants with those shares. Net proceeds after expenses were $3.2 million. Other than an investment in the Bank, the Company currently has no arrangements or understandings regarding any specific use of proceeds.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of securities available for sale, allowance for loan losses, subsequent loss write-downs on other real estate owned, accumulated depreciation, nonaccrual interest on loans, and accrued employee benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Bancorp files consolidated income tax returns with the Bank.

Advertising

Advertising costs are charged to operations when incurred.

Statements of Cash Flows

The Company considers cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold, all of which have an original maturity of 90 days or less, to be cash and cash equivalents for purposes of the statements of cash flows. The following are supplemental disclosures for the years ended December 31, 2015 and 2014, respectively.

	(Dollars in thousands)
	2015	2014

Cash paid during the year for interest	$1,958	$2,077
Non cash investing and financing activities
Transfer of loans to real estate owned	150	803
Short term debt converted to common stock	656	-

Industry Segments

While the Bancorp’s chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This ASU clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through similar legal agreement. Additionally, the amendments require interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This ASU became effective for the Company on January 1, 2015. The adoption of ASU No. 2014-04 did not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle will be achieved using a five step process. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606).” which amends the effective date for the Company from January 1, 2017 to January 1, 2018. The adoptions of ASU No. 2014-09 and ASU No. 2015-14 are not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This ASU became effective for the Company on January 1, 2015. The adoption of ASU No. 2014-14 did not have a material impact on the Company’s financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”. ASU No. 2015-02 eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. This ASU will become effective for the Company on January 1, 2016. The adoption of ASU No. 2015-02 is not expected to have a material impact on the Company’s financial statements.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This ASU will become effective for the Company on January 1, 2016. The adoption of ASU No. 2015-07 is not expected to have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard significantly revises an entity’s accounting related to 1) the classification and measurement of investments in equity securities and 2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The amendment requires equity investments (excluding investments accounted for under the equity method or that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income. This ASU will become effective for the Company on January 1, 2018. The adoption will require a cumulative effect to the statement of financial position as of the beginning of the first reporting period. The Company has not determined the expected effect of the adoption of ASU No. 2016-01.

NOTE B - RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain certain daily cash and due from bank reserve balances in accordance with regulatory requirements. The balance maintained under such requirements was $1,064,000 and $889,000 as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Bank was required to maintain a minimum balance of $861,000 with Great Lakes Bankers Bank.

NOTE C - INVESTMENT SECURITIES

The amortized cost of securities and their estimated fair values are as follows:

	(Dollars in thousands)
	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$1,005	$-	$-	$1,005	$5,049	$18	$-	$5,067
U.S. government federal agencies	6,571	3	(39)	6,535	13,905	31	(67)	13,869
State and local governments	1,774	9	-	1,783	1,029	7	(1)	1,035
Mortgage backed securities	4,745	4	(59)	4,690	11,191	67	(65)	11,193
Total	$14,095	$16	$(98)	$14,013	$31,174	$123	$(133)	$31,164

 The following is a summary of maturities of securities available for sale as of December 31, 2015:

	(Dollars in thousands)
	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,258	$1,259
After one year through five years	6,868	6,832
After five years through ten years	1,245	1,256
After ten years	4,724	4,666
Total	$14,095	$14,013

Mortgage backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. The amortized cost and fair value of mortgage backed securities are presented in the available for sale category by contractual maturity in the preceding table.

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

In 2015, the Bank sold $14.2 million of the investment securities portfolio for total proceeds of $14.4 million, with a realized gain of $0.2 million. There were no losses on sales of investments in 2015. During 2014, the Bank sold the tax exempt municipal securities portfolio. Total proceeds were $4.7 million and the realized gain was $0.2 million.

There were no securities transferred between classifications during either 2015 or 2014.

Investment securities with a carrying amount of approximately $2,848,000 and $28,793,000 were pledged to secure deposits as required or permitted by law at December 31, 2015, and 2014, respectively.

The caption “Other investment securities” in the consolidated balance sheets consists of Federal Home Loan Bank stock. This equity security is carried at cost since it may only be sold back to the Federal Home Loan Bank or another member at par value.

Information pertaining to securities with gross unrealized losses at December 31, 2015 and 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(Dollars in thousands)
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2015
U.S. government federal agencies	$4,981	$(39)	$-	$-	$4,981	$(39)
Mortgage backed securities	3,115	(28)	1,388	(31)	4,503	(59)
Total	$8,096	$(67)	$1,388	$(31)	$9,484	$(98)

December 31, 2014
U.S. government federal agencies	$3,088	$(9)	$4,979	$(58)	$8,067	$(67)
State and local governments	578	(1)	-	-	578	(1)
Mortgage backed securities	1,985	(8)	3,684	(57)	5,669	(65)
Total	$5,651	$(18)	$8,663	$(115)	$14,314	$(133)

The investment portfolio contains unrealized losses of direct obligations of U.S. government agencies securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

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

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the periods indicated:

	(Dollars in thousands)
	Commercial	Real Estate	Consumer	Total

December 31, 2015
Beginning balance - January 1, 2015	$3,491	$195	$183	$3,869
Charge-offs	(1,443)	(42)	(187)	(1,672)
Recoveries	86	2	43	131
Net (charge-offs) recoveries	(1,357)	(40)	(144)	(1,541)
Provision	(505)	85	170	(250)
Ending balance - December 31, 2015	$1,629	$240	$209	$2,078

December 31, 2014
Beginning balance - January 1, 2014	$3,873	$267	$244	$4,384
Charge-offs	(458)	(45)	(185)	(688)
Recoveries	295	21	43	359
Net (charge-offs) recoveries	(163)	(24)	(142)	(329)
Provision	(219)	(48)	81	(186)
Ending balance - December 31, 2014	$3,491	$195	$183	$3,869

The following tables present the recorded investment with respect to loans and the related allowance by portfolio segment at the dates indicated:

	(Dollars in thousands)
	Collectively Evaluated		Individually Evaluated		Total

	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
December 31, 2015
Commercial	$1,479	$80,293	$150	$1,854	$1,629	$82,147
Real estate	196	42,993	44	408	240	43,401
Consumer	209	23,683	-	-	209	23,683
Total	$1,884	$146,969	$194	$2,262	$2,078	$149,231

December 31, 2014
Commercial	$2,422	$77,651	$1,069	$10,338	$3,491	$87,989
Real estate	124	38,091	71	665	195	38,756
Consumer	169	19,407	14	274	183	19,681
Total	$2,715	$135,149	$1,154	$11,277	$3,869	$146,426

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at December 31, 2015 and December 31, 2014.

Commercial Credit Exposure

Credit risk profile by credit worthiness category

Commercial Credit Exposure	(Dollars in thousands)
	Commercial Mortgage		Commercial Other
	12/31/15	12/31/14	12/31/15	12/31/14
Category
Pass	$61,612	$61,047	$12,123	$13,014
5	984	4,524	186	344
6	6,686	8,131	557	230
7	-	699	-	-
Total	$69,282	$74,401	$12,866	$13,588

Consumer Credit Exposure

Credit risk profile by credit worthiness category

	(Dollars in thousands)
	Residential Real Estate		Consumer Equity		Consumer Auto		Consumer Other
	12/31/15	12/31/14	12/31/15	12/31/14	12/31/15	12/31/14	12/31/15	12/31/14
Category
Pass	$42,690	$37,729	$10,049	$6,945	$11,999	$10,649	$1,512	$1,888
5	373	430	59	77	38	54	-	-
6	338	597	7	15	18	53	-	-
7	-	-	-	-	-	-	-	-
Total	$43,401	$38,756	$10,115	$7,037	$12,055	$10,756	$1,512	$1,888

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

	(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2015

With no related allowance recorded:
Commercial mortgage	$1,324	$1,886	$-
Commercial other	38	37	-
Residential real estate	315	316	-
Consumer equity	-	-	-
Consumer auto	89	90	-
Subtotal	1,766	2,329	-

With an allowance recorded:
Commercial mortgage	997	1,100	150
Commercial other	-	-	-
Residential real estate	408	409	44
Consumer equity	-	-	-
Consumer auto	-	-	-
Subtotal	1,405	1,509	194
Total	$3,171	$3,838	$194

December 31, 2014

With no related allowance recorded:
Commercial mortgage	$7,027	$7,368	$-
Commercial other	67	67	-
Residential real estate	223	278	-
Consumer equity	15	16	-
Consumer auto	106	109	-
Subtotal	7,438	7,838	-

With an allowance recorded:
Commercial mortgage	3,100	3,191	925
Commercial other	144	168	144
Residential real estate	442	449	71
Consumer equity	153	153	14
Consumer auto	-	-	-
Subtotal	3,839	3,961	1,154
Total	$11,277	$11,799	$1,154

The following tables present the average recorded investments in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio class for the periods indicated.

	(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average Recorded Investment	Total Interest Income Recognized	Average Recorded Investment	Total Interest Income Recognized	Average Recorded Investment	Total Interest Income Recognized
December 31, 2015
Commercial
Mortgage	$3,036	$6	$2,040	$37	$5,076	$43
Other	48	2	53	-	101	2
Residential real estate	247	16	443	8	690	24
Consumer
Equity	31	-	91	-	122	-
Auto	104	6	-	-	104	6
Other	-	-	-	-	-	-
TOTAL	$3,466	$30	$2,627	$45	$6,093	$75

December 31, 2014
Commercial
Mortgage	$7,529	$115	$2,512	$25	$10,041	$140
Other	148	3	230	-	378	3
Residential real estate	238	5	515	18	753	23
Consumer
Equity	63	-	156	10	219	10
Auto	107	2	2	-	109	2
Other	-	-	-	-	-	-
TOTAL	$8,085	$125	$3,415	$53	$11,500	$178

The following table summarizes information relative to troubled debt restructured (TDR) loans which were modified during the years ended December 31, 2015 and 2014.

	(Dollars in thousands)
	Number	Pre- Modification Outstanding	Post- Modification Outstanding
	of	Recorded	Recorded
	TDRs	Investment	Investment
December 31, 2015
Commercial mortgage	2	$478	$478
Residential real estate	3	239	239
Consumer	8	177	177
Total	13	$894	$894

December 31, 2014
Commercial mortgage	5	$1,260	$1,260
Residential real estate	4	251	251
Consumer	6	30	30
Total	15	$1,541	$1,541

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

During 2015, loans were modified by either a reduction in interest rates, a change in the contractual maturity date of the note, or a final payment modification. The interest rate on nine loans was reduced, often in concert with an extended amortization period. Three loans maintained the original interest rate, but the amortization period was extended. A single loan was changed to interest only payments with a balloon payment due at the maturity.

During 2014, loans were modified by a either a reduction in interest rates, a change in the contractual maturity date of the note, or a final payment modification. Five loans were modified with reduced interest rates, the contractual maturity date of eight loans was extended, and two loans had a final balloon payment added at maturity.

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

There were no loans which were modified as a TDR within the previous twelve months that have subsequently re-defaulted as of December 31, 2015.

As of December 31, 2015, there are no commitments to lend additional funds to any borrower whose loan terms have been modified as a TDR.

The following table presents the loan portfolio summarized by aging categories, at December 31, 2015 and 2014:

	(Dollars in thousands)
							Recorded
							Investment
	30-59	60-89	>90				>90 Days
	Days	Days	Days	Total		Total	and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2015
Commercial:
Mortgage	$628	$433	$196	$1,257	$68,025	$69,282	$-
Other	11	-	-	11	12,855	12,866	-
Residential Real Estate	449	33	-	482	42,919	43,401	-
Consumer:
Equity	23	-	-	23	10,092	10,115	-
Auto	138	17	-	155	11,900	12,055	-
Other	2	9	-	11	1,501	1,512	-
Total	$1,251	$492	$196	$1,939	$147,292	$149,231	$-

December 31, 2014
Commercial:
Mortgage	$1,345	$238	$4,924	$6,507	$67,894	$74,401	$-
Other	17	144	20	181	13,407	13,588	-
Residential Real Estate	470	186	27	683	38,073	38,756	-
Consumer:
Equity	-	-	-	-	7,037	7,037	-
Auto	20	6	19	45	10,711	10,756	-
Other	8	6	10	24	1,864	1,888	-
Total	$1,860	$580	$5,000	$7,440	$138,986	$146,426	$-

The following summarizes loans on nonaccrual status at December 31, 2015 and 2014.

	(Dollars in thousands)
	December 31,	December 31,
	2015	2014
Commercial:
Mortgage	$1,334	$7,200
Other	3	169
Residential Real Estate	3	307
Consumer:
Equity	-	15
Auto	10	38
Other	-	-
Total	$1,350	$7,729

Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for these properties totaled $28.9 million at December 31, 2015 versus $28.6 million at December 31, 2014. At December 31, 2015, non-owner occupied residential real estate represented 19.4% of the loan portfolio, down from 19.5% of the Bank’s loan portfolio at December 31, 2014. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 2.1% at December 31, 2015 versus 4.8% at December 31, 2014.

In the ordinary course of business, the Bancorp and the Bank have and expect to continue to have transactions, including borrowings, with their officers, directors, and their affiliates.  In the opinion of management, such transactions were on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time of comparable transactions with other customers and did not involve more than a normal credit risk of collectability or present any other unfavorable features to the Bancorp and the Bank.  Loans to such borrowers are summarized as follows:

Related Party Loans
	(Dollars in thousands)
	2015	2014

Balance, January 1,	$11	$16
New loans granted	148	131
Principal payments	(1)	(136)
Change in director status	-	-
Balance, December 31,	$158	$11

NOTE E - PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2015 and 2014 follows:

	(Dollars in thousands)
	2015	2014

Land	$1,334	$1,273
Buildings and improvements	3,291	3,450
Furniture, fixtures, and equipment	2,594	2,339
	$7,219	$7,062

Accumulated depreciation and amortization	(4,242)	(4,012)

Total	$2,977	$3,050

The Company has entered into various operating lease arrangements. The leases expire at various dates throughout 2016 and provide options for renewal. The total rental expense charged to operations for the years ended December 31, 2015 and 2014 amounted to $126,000 and $160,000, respectively. At December 31, 2015, the total future minimum lease commitments under the leases were:

(Dollars in thousands)

2016	$48
2017	-
2018	-
2019	-
2020	-
Total	$48

NOTE F – BANK OWNED LIFE INSURANCE

In 2015, the Bank invested in whole life insurance contracts on the lives of ten current officers who have provided positive consent allowing the Bank to be named beneficiary of these insurance contracts. An existing policy on a former employee is also in place. These policies are recorded at their cash surrender values which are presented in the consolidated balance sheets in “Other assets.” These contracts are insurance products of Massachusetts Mutual Life Insurance Company, New York Life Insurance Company, and the First Penn-Pacific and consist of (21) policies. These policies have a stated aggregate death benefit as of December 31, 2015 and 2014 of $9.7 million and $0.4 million, respectively, and aggregate cash surrender values of $3,320,000 and $281,000 as of December 31, 2015 and 2014, respectively.

The initial policy was funded by a premium payment of $121 thousand. The Bank purchased additional policies in September, 2015 for $3.0 million. Cash surrender value increases to the carrying amounts of the policies are recognized as income of $39,000 and $8,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE G - DEPOSITS

Deposit account balances at December 31, 2015 and 2014, are summarized as follows:

	(Dollars in thousands)
	2015	2014

Non-interest bearing checking accounts	$26,116	$23,153
Interest-bearing checking accounts	25,721	22,351
Savings accounts	54,277	58,951
Certificates of deposit	56,211	73,512
Total	$162,325	$177,967

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $250,000 was $7,258,000 and $19,526,000 at December 31, 2015 and 2014, respectively.

At December 31, 2015, scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)

2016	$25,279
2017	14,506
2018	3,966
2019	5,775
2020	6,665
2021 and after	20
$56,211

The Bank held deposits of approximately $544,000 and $528,000 for executive officers and directors at December 31, 2015 and 2014, respectively.

NOTE H – BORROWED FUNDS

Borrowed funds are comprised of the following at December 31:

	(Dollars in thousands)
	2015	2014

4.25% note payable to bank in monthly installments of $9,925 through 06/25/2019, unsecured	$385	$485

4.75% note payable to bank in monthly installments of $12,615 through 11/21/2019, unsecured	540	662

8.00% note payable to company, of which a significant owner is a shareholder of Bancorp, in monthly installments of interest only through 12/29/2015, secured by real estate	-	5,000

6.00% note payable to individual who is a significant shareholder of Bancorp, in monthly installments of interest only through 08/04/2021, secured by real estate	1,644	-

Total borrowed funds	$2,569	$6,147

As of February 9, 2015, the Company had renegotiated a portion of the $5.0 million note payable due December 29, 2015. An interest only note (Note B) for $1,644,546.60, due August 4, 2021, with a fixed interest rate of 6.00%, and 28,675 shares of the Company’s common stock were exchanged for $2.3 million of the original $5.0 million note. The remaining $2.7 million (Note A) of the original $5.0 million note continued unaltered, earning a fixed rate of 8.00%, due December 29, 2015.

In September 2015, the Company made a $1.0 million principal payment to Note A from available funds at the Holding Company level. In November 2015, the Bank requested permission from the FDIC and DFI to pay a one-time dividend to the Holding Company for the purpose of retiring Note A. In December 2015, permission was granted, the dividend was paid, and Note A was retired.

Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock owned by the Bank (totaling $859,000) and by 100% of the Bank’s qualifying 1 – 4 family mortgage loans in the amount of $77.5 million. Based on the collateral capacity as of December 31, 2015, total FHLB advances are limited to approximately $46.0 million. There were no FHLB borrowings outstanding at December 31, 2015 or 2014. In addition, the FHLB has issued $14,750,000 of standby letters of credit for the Bank.

In addition, the Company has a collateralized federal funds line of $8.5 million with the Federal Reserve Bank and an unsecured $1.0 million line with Great Lakes Bankers Bank. Neither line was drawn upon as of December 31, 2015. The Federal Reserve federal funds line is secured via the pledge of $11.1 million of automobile loans and the Great Lakes Bankers Bank line is unsecured.

At December 31, 2015, scheduled maturities of notes payable were as follows:

(Dollars in thousands)

2016	233
2017	243
2018	255
2019	194
2020	-
2021	1,644
$2,569

NOTE I - FEDERAL INCOME TAXES

The consolidated provision for income taxes consists of the following for the years ended December 31:

	(Dollars in thousands)
	2015	2014

Income tax expense
Current tax expense	$-	$-
Deferred tax expense	232	49
Change in valuation allowance	-	(5,148)
Total	$232	$(5,099)

The consolidated provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense as indicated in the following analysis:

	(Dollars in thousands)
	2015	2014

Federal statutory income tax at 34%	$301	$333
Tax exempt income	(66)	(100)
Other	(3)	(184)
Change in valuation allowance	-	(5,148)
Total	$232	$(5,099)

The deferred tax assets and deferred tax liabilities are comprised of the following at December 31:

	(Dollars in thousands)
	2015	2014

Deferred Tax Assets
Pension accounting	$19	$261
Allowance for loan losses	16	682
Deferred compensation	13	16
OREO accounting	687	1,106
Nonaccrual loan interest	38	157
NOL carryforward	4,680	3,429
Available for sale securities	28	4
Other	7	4
Deferred tax assets	5,488	5,659

Deferred Tax Liabilities
Depreciation	164	130
FHLB stock	166	166
Deferred tax liabilities	330	296
Net deferred tax asset	$5,158	$5,363

At year-end 2015, the Company had federal net operating loss carryforwards of approximately $13,762,000 which will begin to expire in the year 2031.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2012.

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to their expiration.

In the fourth quarter of 2014, the Company again evaluated the need for a net deferred tax asset valuation allowance, concluded that it is more likely than not that the net deferred tax asset will be realized based upon future taxable income, and reversed the entire valuation allowance on net deferred tax assets of $5.1 million.

The net deferred tax asset of $5.2 million is recorded in other assets.

The Company expects to realize $4.7 million of deferred tax assets related to net operating loss carryforwards well in advance of the statutory carryforward period. At December 31, 2015, $0.8 million of existing deferred tax assets were not related to net operating losses and therefore have no expiration date.

NOTE J- FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

Financial instruments whose contract amount represents credit risk at December 31, 2015 and 2014 were as follows:

	(Dollars in thousands)
	2015			2014
	Fixed	Variable	Total	Fixed	Variable	Total

Home equity lines	$1,553	$5,359	$6,912	$1,676	$5,164	$6,840
Credit card lines	3,405	-	3,405	6,065	-	6,065
Secured by real estate	848	723	1,571	1,090	564	1,654
Other unused commitments	5,585	914	6,499	5,616	88	5,704
Standby letters of credit	11	-	11	41	-	41
Total	$11,402	$6,996	$18,398	$14,488	$5,816	$20,304

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

The Bank has not incurred any losses on its commitments in either 2015 or 2014.

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

The Bancorp and Bank periodically are subject to claims and lawsuits which arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial statements of the Company.

NOTE L – RISKS AND UNCERTAINTIES

Total balances of due from bank balances which were in excess of $250,000 were with the following banks as of December 31, 2015:

(Dollars in thousands)

Great Lakes Bankers Bank	$2,620
Federal Reserve Bank	3,500
Federal Home Loan Bank	793
Total	$6,913

NOTE M - RESTRICTION ON DIVIDENDS

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. At December 31, 2015, no retained earnings were available for the payment of dividends without prior regulatory approval.

NOTE N – EMPLOYEE BENEFIT PLANS

The Bank has a qualified noncontributory, defined benefit pension plan which covers certain employees. The benefits are primarily based on years of service and earnings.

The following is a summary of the plans funded status as of December 31, 2015 and 2014:

	(Dollars in thousands)
	2015	2014
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,459	$1,158
Interest Cost	53	51
Actuarial gain (loss)	(76)	274
Benefits paid	(27)	(24)
Projected benefit obligation at end of year	$1,409	$1,459

Change in plan assets:
Fair value of plan assets at beginning of year	$726	$630
Actual return on plan assets	(108)	56
Employer contributions	772	64
Benefits paid	(27)	(24)
Fair value of plan assets at end of year	$1,363	$726

Funded status (included in accrued liabilities)	$(46)	$(733)
Unrecognized actuarial loss in accumulated other comprehensive income (before taxes)	$(778)	$(770)

Amounts recognized in the consolidated statements of income consist of:

	(Dollars in thousands)
	Year ended December 31,
	2015	2014
Net periodic pension cost:
Interest cost on projected benefit obligation	$53	$51
Expected return on plan assets	(43)	(39)
Net amortization of deferral of (gains) losses	68	47
Net periodic pension cost	$78	$59

Other changes recognized in other comprehensive income include:

	(Dollars in thousands)
	Year ended December 31,
	2015	2014

Change in unrecognized net actuarial loss	$(8)	$(208)
Tax effect	3	70
Total recognized in other comprehensive income	$(5)	$(138)

Weighted-average assumptions used to determine benefit obligation at December 31, 2015 and 2014:

	2015	2014
Discount rate	3.75%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2015 and 2014:

	2015	2014
Discount rate	3.75%	4.50%
Expected return on plan assets	6.00%	6.00%

The actuarial assumptions used in the pension plan valuations are reviewed annually. The Bank’s expected return on plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation, and estimates of future long-term returns by asset class.

As of January 1, 2016, the Bank retained Robert W. Baird & Co. as third party trustee to manage the assets of The Citizens Bank of Logan pension plan. The Bank’s investment policy for Plan assets is to manage the portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds.

The portfolio is to be diversified by investing in multiple types of investment-grade securities. Target allocation percentages for each major class of Plan assets are as follows:

Equity Securities – 85%

Fixed Income Securities – 15%

The Bank’s pension plan weighted-average asset allocations at December 31, 2015 and 2014 by asset category are as follows:

	2015	2014
Asset category:
Equity securities	9%	74%
Debt securities	0%	0%
Cash and cash equivalents	91%	5%
Other	0%	21%
Total	100%	100%
Citizens Independent Bancorp, Inc. common stock to total plan assets	4%	5%

The fair values of the Bank’s pension plan assets presented by asset class within the fair value hierarchy, as defined in Note P – Fair Value of Financial Instruments, at December 31, 2015 and 2014 are as follows:

		(Dollars in thousands)
		Fair Value Measurements
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Cash Equivalents	$1,240	$-	$1,240	$-
Fixed Income	67	67	-	-
	$1,307	$67	$1,240	$-
CIB Common Stock	54	-	54	-
Total Plan Assets	$1,361	$67	$1,294	$-

December 31, 2014
Cash Equivalents	$32	$-	$32	$-
Fixed Income	169	169	-	-
Equity Securities	446	446	-	-
Other	47	47	-	-
	$694	$662	$32	$-
CIB Common Stock	32	-	32	-
Total Plan Assets	$726	$662	$64	$-

The Company anticipates making contributions to the pension plan totaling $50,000 during the fiscal year ending December 31, 2016. These contributions will be required to meet ERISA’s minimum funding standards and the estimated quarterly contribution requirements during this period. The amount of the unrecognized net actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2016 is $51,199. Participants are 100% vested.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)

2016	75
2017	128
2018	138
2019	52
2020	100
2021-2025	312
Total	$805

The Company offers a 401(k) profit sharing plan covering substantially all employees. The Company partially matches voluntary employee contributions of up to 4% of individual compensation. The matching percentage was 50% in 2015 and 2014. Employee contributions are vested at all times. The Company’s matching contributions become fully vested after an individual has completed seven years of service. Expense associated with the plan included in salaries and employee benefits was approximately $27,000 in both 2015 and 2014.

Beginning in January 2016, the existing plan will be replaced by a “Safe Harbor” plan as defined by the IRS. The Company matches voluntary employee contributions at a 100% rate up to 3% of individual compensation, then at a 50% rate on the next 2% of individual compensation, for a maximum contribution of 4%. Both employee and Company contributions are 100% vested at all times.

During 2015, the Company entered into an agreement with the current President and CEO to provide future retirement compensation to that executive through a Supplemental Executive Retirement Plan (SERP) agreement. Following retirement, at the normal retirement age of 65, the SERP will provide equal annual payments over the next ten year period of $27,500 per year. The Bank recognized expense of $3,467 in connection with this SERP agreement during the year ended December 31, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as of January 1, 2015, of total capital, Tier I capital and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined). Prior to January 1, 2015, minimum amounts and ratios of total capital, tier 1 capital, and leverage capital, which is tier 1 capital to adjusted average total assets (as defined), were required.

As of October 2, 2015, the FDIC and the DFI removed the consent order specifying the Bank maintain an 8.50% Tier 1 leverage ratio and a 13.50% total capital ratio and replaced them with a requirement to maintain an 8.00% Tier 1 leverage ratio and 11.50% total capital ratio. The Bank was well above both of these measures at December 31, 2015. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

As of December 31, 2014, the FDIC found that the Bank was categorized as undercapitalized per the consent orders then in place. Under the regulatory framework for prompt corrective action, the Bank’s capital status may have precluded the Bank from access to borrowings from the Federal Reserve System through the discount window.

The following table outlines the regulatory components of the Company and the Bank’s capital and capital ratios under the rules applicable as of December 31, 2015 and 2014, respectively.

	(Dollars in thousands)
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2015:
Total capital
(to risk-weighted assets)
Consolidated	$14,365	11.24%	$10,222	≥8.00%		$ N/A		$ N/A
Subsidiary Bank	16,504	13.14%	10,049	≥8.00%		12,561		≥10.00%

Tier 1 capital
(to risk-weighted assets)
Consolidated	12,768	10.0%	7,667	≥6.00%		N/A		N/A
Subsidiary Bank	14,905	11.9%	7,537	≥6.00%		10,049		≥8.00%

Common equity tier 1 capital
(to risk-weighted assets)
Consolidated	12,768	10.0%	5,750	≥4.50%		N/A		N/A
Subsidiary Bank	14,905	11.9%	5,652	≥4.50%		8,165		≥6.50%

Leverage capital
(to adjusted average total assets)
Consolidated	12,768	6.8%	7,541	≥4.00%		N/A		N/A
Subsidiary Bank	14,905	8.2%	7,243	≥4.00%		9,054		≥5.00%

As of December 31, 2014:
Total capital to risk weighted assets
Consolidated	$11,779	8.8%	$10,663	8.0%	$	N/A	$	N/A
Bank	17,560	13.4%	10,491	8.0%		13,114		10.0%

Tier 1 capital to risk weighted assets
Consolidated	10,113	7.6%	5,332	4.0%		N/A		N/A
Bank	15,893	12.1%	5,245	4.0%		7,868		6.0%

Tier 1 capital to average assets
Consolidated	10,113	5.0%	8,111	4.0%		N/A		N/A
Bank	15,893	8.1%	7,839	4.0%		9,798		5.0%

NOTE P - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following are assets and liabilities that were accounted for or disclosed at fair value on a recurring basis:

		(Dollars in thousands)
		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets/Liabilities	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Assets:
Securities available for sale
U.S. government securities	$1,005	$1,005	$-	$-
U.S. government federal agencies	6,535	-	6,535	-
State & local governments	1,783	-	1,783	-
Mortgage backed securities	4,690	-	4,690	-
Total securities available for sale	$14,013	$1,005	$13,008	$-

December 31, 2014
Assets:
Securities available for sale
U.S. government securities	$5,067	$5,067	$-	$-
U.S. government federal agencies	13,869	-	13,869	-
State & local governments	1,035	-	1,035	-
Mortgage backed securities	11,193	-	11,193	-
Total securities available for sale	$31,164	$5,067	$26,097	$-

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

The following are assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis:

		(Dollars in thousands)
		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets/Liabilities	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Assets:
Impaired loans
Commercial mortgage	$2,171	$-	$-	$2,171
Commercial other	38	-	-	38
Residential real estate	679	-	-	679
Consumer equity	-	-	-	-
Consumer auto	89	-	-	89
Total impaired loans	$2,977	$-	$-	$2,977

Other real estate owned
Residential	15	-	-	15
Commercial	223	-	-	223
Total other real estate owned	$238	$-	$-	$238

December 31, 2014
Assets:
Impaired loans
Commercial mortgage	$9,202	$-	$-	$9,202
Commercial other	67	-	-	67
Residential real estate	594	-	-	594
Consumer equity	154	-	-	154
Consumer auto	106	-	-	106
Total impaired loans	$10,123	$-	$-	$10,123

Other real estate owned
Residential	200	-	-	200
Commercial	868	-	-	868
Total other real estate owned	$1,068	$-	$-	$1,068

The quantitative information about Level 3 fair value measurements for financial assets and liabilities measured at fair value on a nonrecurring basis is as follows (dollars in thousands):

	(Dollars in thousands)
	Fair Value	Valuation Technique	Significant Unobservable Input	Range
December 31, 2015
Impaired loans
Commercial mortgage	$2,171	Appraisal of Collateral	Appraisal Adjustment	Up to 6%	6.9%
Commercial other	38	Appraisal of Collateral	Appraisal Adjustment	*	0.0%
Residential real estate	679	Appraisal of Collateral	Appraisal Adjustment	Up to 6%	6.5%
Consumer auto	89	Appraisal of Collateral	Appraisal Adjustment	*	0.0%
Other real estate owned
Residential	15	Appraisal of Collateral	Appraisal Adjustment	*	0.0%
Commercial	223	Appraisal of Collateral	Appraisal Adjustment	Up to 45%	0.0%

December 31, 2014
Impaired loans
Commercial mortgage	$9,202	Appraisal of Collateral	Appraisal Adjustment	Up to 9%	10.1%
Commercial other	67	Appraisal of Collateral	Appraisal Adjustment	Up to 68%	214.9%
Residential real estate	594	Appraisal of Collateral	Appraisal Adjustment	Up to 11%	12.0%
Consumer equity	154	Appraisal of Collateral	Appraisal Adjustment	*	9.1%
Consumer auto	106	Appraisal of Collateral	Appraisal Adjustment	Up to 8%	0.0%
Other real estate owned
Residential	200	Appraisal of Collateral	Appraisal Adjustment	*
Commercial	868	Appraisal of Collateral	Appraisal Adjustment	Up to 5%
		* There are no related allowances for these classifications

The following methods and assumptions were used to estimate the fair value disclosures for other financial instruments as of December 31, 2015 and 2014:

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

Bank owned life insurance - The fair value of bank owned life insurance approximates the cash surrender value of the policies.

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

Off-balance-sheet instruments - The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of agreements and the present credit standing of the counterparties. The amounts of fees currently charged on commitments to extend credit and standby letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values are not shown.

The estimated fair value of the financial instruments is as follows:

			(Dollars in thousands)
			Fair Value Measurements at Reporting Date Using:
			Quoted Prices in
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets/Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2	(Level 3)
December 31, 2015
Financial assets:
Cash and cash equivalents	$9,371	$9,371	$-	$9,371	$-
Securities available for sale	14,013	14,013	1,005	13,008	-
Other investment securities	859	859	-	-	859
Net loans	147,153	149,355	-	-	149,355
Accrued interest receivable	285	285	-	-	285
Bank owned life insurance	3,320	3,320	-	3,320	-

Financial liabilities
Noninterest bearing deposits	$26,116	$26,116	$-	$26,116	$-
Interest-bearing deposits	136,209	137,174	-	137,174	-
Borrowed funds	2,569	2,569	-	2,569	-
Accrued interest payable	759	759	-	-	759

December 31, 2014
Financial assets:
Cash and cash equivalents	$16,633	$16,633	$-	$16,633	$-
Securities available for sale	31,164	31,164	5,067	26,097	-
Other investment securities	859	859	-	-	859
Net loans	142,557	145,895	-	-	145,895
Accrued interest receivable	348	348	-	-	348
Bank owned life insurance	281	281	-	281	-

Financial liabilities
Noninterest bearing deposits	$23,153	$23,153	$-	$23,153	$-
Interest-bearing deposits	154,814	155,735	-	155,735	-
Borrowed funds	6,147	6,147	-	6,147	-
Accrued interest payable	1,492	1,492	-		1,492

NOTE Q – PARENT COMPANY FINANCIAL STATEMENTS

The following are condensed parent company only financial statements for Citizens Independent Bancorp, Inc.

CONDENSED BALANCE SHEETS

December 31, 2015 and 2014

	(Dollars in thousands)
	2015	2014

Assets
Cash	$346	$921
Investment in subsidiary	17,411	17,967
Other assets	2,179	2,098
Total assets	$19,936	$20,986

Total Liabilities	$2,577	$6,149

Total shareholders' equity	17,359	14,837

Total liabilities and equity	$19,936	$20,986

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31, 2015 and 2014

	(Dollars in thousands)
	2015	2014

Income
Dividends from subsidiaries	$1,300	$-
Other	308	(333)
	1,608	(333)

Expenses
Other	(523)	(683)

Income (loss) before income taxes and equity in undistributed earnings of subsidiary	1,085	(1,016)
Income tax expense (benefit)	(73)	(2,098)
Equity in undistributed earnings (loss) of subsidiary	(504)	4,996
Net income (loss)	654	6,078
Other comprehensive income (loss)	(52)	(44)
Comprehensive income (loss)	$602	$6,034

CONDENSED STATEMENT OF CASH FLOWS

Years ended December 31, 2015 and 2014

	(Dollars in thousands)
	2015	2014

Cash flows from Operating Activities
Net income (loss)	$654	$6,078
Adjustments to reconcile net income to cash from operations
Equity in undistributed (earnings) loss of subsidiaries	504	(4,996)
Deferred income tax	(73)	(2,098)
Change in other assets and other liabilities	(2)	29
Net cash provided by (used in) operating activities	1,083	(987)

Cash flows from investing activities
Proceeds from the sale of other real estate owned	-	362
Capital contribution from (to) subsidiary	-	(1,467)
Net change from investing activities	-	(1,105)

Cash flows from financing activities
Payments on loan payable	(2,921)	(215)
Issuance of common stock	1,263	3,177
Net change from financing activities	(1,658)	2,962

Net increase (decrease) in cash and cash equivalents	(575)	870

Cash and cash equivalents at beginning of year	921	51

Cash and cash equivalents at end of year	$346	$921

NOTE R – STOCK SUBSCRIPTION

As of June 25, 2014 the Company had sold and issued a total of 238,057 shares of common stock with 119,003 accompanying warrants. As of March 18, 2016, 53,154 warrants have been exercised and an additional 53,154 shares of common stock have been issued.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015, in timely alerting them to material information required to be in the Company’s (including its consolidated subsidiary) periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including principal executive and principal financial officers, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of §240.13a-15 of the Exchange Act. Based on the evaluation under Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this filing. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers. The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on May 5, 2016 (the “2016 Annual Meeting”), is incorporated herein by reference from the disclosure included under the caption “Proposal One - Election of Directors” in the 2016 Proxy Statement related to such annual meeting. The information required by Item 401 of SEC Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the disclosure included under the caption “Executive Officers” in the 2016 Proxy Statement.

Nominating Procedures for Directors. The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Corporate Governance – Compensation, Personnel/ Corporate Governance and Nominating Committee” in the 2016 Proxy Statement.

Audit Committee. The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Committees of the Board of Directors– Audit Committee” in the 2016 Proxy Statement.

Code of Ethics. The Company has adopted a Code of Ethics (the “Code of Ethics”) that applies to all directors, officers, and employees’ of the Company and its subsidiary. The Code of Ethics is included in Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the disclosure included under the captions “Proposal One – Election of Directors”, “Corporate Governance”, and “Executive Officers” in the 2016 Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information. The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions. The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Corporate Governance – Related Party Transactions” in the 2016 Proxy Statement.

Director Independence. The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Corporate Governance – The Board of Directors – Independence” in the 2016 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosure included under the captions “Proposal Two – Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance – Audit Committee” in the 2016 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements appear in Part II of this Annual Report:

(a) Report of Independent Registered Public Accounting Firm;

(b) Consolidated Balance Sheets as of December 31, 2015 and 2014;

(c) Consolidated Statements of Income for the years ended December 31, 2015 and 2014;

(d) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014;

(e) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015 and 2014;

(f) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014;

and

(g) Notes to Consolidated Financial Statements;

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the consolidated financial statements or in the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation of Citizens Independent Bancorp, Inc., as amended (Incorporated by reference to Exhibit No. 3.1 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004))
3.2	Code of Regulations of Citizens Independent Bancorp, Inc. (Incorporated by reference to Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004))
4.1	Specimen Common Share Certificate of Citizens Independent Bancorp, Inc. (Incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004))
4.2	Form of Warrant Certificate (Incorporated by reference to Exhibit No. 4.2 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004))
4.3	Form of Rights Certificate (Incorporated by reference to Exhibit No. 4.3 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004))
10.1	2012 Consent Order (Incorporated by reference to Exhibit No. 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004))
10.2	Employment Agreement with Daniel C. Fischer (Incorporated by reference to Exhibit No. 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2016)
10.3	Change of Control Agreement with Daniel C. Fischer (Incorporated by reference to Exhibit No. 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2016)
10.4	Supplemental Executive Retirement Plan with Daniel C. Fischer (Incorporated by reference to Exhibit No. 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2016)
14	Citizen’s Independent Bancorp, Inc. Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Corporation’s Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 17, 2015.)
16	Letter from Dixon, Davis, Bagent & Co. to the Securities and Exchange Commission dated November 27, 2013 regarding change in Company’s Certifying Accountant. (Incorporated by reference to Exhibit No. 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2013 (File No.333-191004))
21	Subsidiary of Citizens Independent Bancorp, Inc. (filed herewith)
23	Consent of Suttle & Stalnaker (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(A)/15d-14(a) Certification – Principal Financial Officer (filed herewith)
32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer (filed herewith)
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Comprehensive Income, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Logan, State of Ohio, on March 22, 2016.

Citizens Independent Bancorp, Inc.

By:	/s/ Daniel C. Fischer
Daniel C. Fischer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Donald P. Wood	By:	/s/ William J. Mauck
	Donald P. Wood, Chairman of the Board		William J. Mauck, Director
Date:	March 22, 2016	Date:	March 22, 2016

By:	/s/ Robert Lilley	By:	/s/ Daniel Stohs
	Robert Lilley, Director		Daniel Stohs, Director
Date:	March 22, 2016	Date:	March 22, 2016

By:	/s/ Michael Shawd	By:	/s/ Corby Leach
	Michael Shawd, Director		Corby Leach, Director
Date:	March 22, 2016	Date:	March 22, 2016

By:	/s/ BJ King	By:	/s/ Jerry Johnson
	BJ King, Director		Jerry Johnson, Director
Date:	March 22, 2016	Date:	March 22, 2016

By:	/s/ Robert Wolfinger	By:	/s/ James V. Livesay
	Robert Wolfinger, Director		James V. Livesay, EVP and Chief Financial Officer
Date:	March 22, 2016	Date:	March 22, 2016

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Incorporation of Citizens Independent Bancorp, Inc., as amended	Incorporated by reference to Exhibit No. 3.1 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004)
3.2	Code of Regulations of Citizens Independent Bancorp, Inc.	Incorporated by reference to Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004)
4.1	Specimen Common Share Certificate of Citizens Independent Bancorp, Inc.	Incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004)
4.2	Form of Warrant Certificate	Incorporated by reference to Exhibit No. 4.2 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004)
4.3	Form of Rights Certificate	Incorporated by reference to Exhibit No. 4.3 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004)
10.1	2012 Consent Order	Incorporated by reference to Exhibit No. 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004)
10.2	Employment Agreement with Daniel C. Fischer	Incorporated by reference to Exhibit No. 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2016)
10.3	Change of Control Agreement with Daniel C. Fischer	Incorporated by reference to Exhibit No. 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2016)
10.4	Supplemental Executive Retirement Plan with Daniel C. Fischer	Incorporated by reference to Exhibit No. 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2016)
14	Citizen’s Independent Bancorp, Inc. Code of Ethics	Incorporated by reference to Exhibit No. 14 of the Corporation’s Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 17, 2015.
16	Letter from Dixon, Davis, Bagent & Company to the Securities and Exchange Commission dated November 27, 2013 regarding change in Company’s Certifying Accountant.	Incorporated by reference to Exhibit No. 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2013 (File No.333-191004)

21	Subsidiary of Citizens Independent Bancorp, Inc.	File herewith
23	Consent of Suttle & Stalnaker	File herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	File herewith
31.2	Rule 13a-14(A)/15d-14(a) Certification – Principal Financial Officer	File herewith
32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	File herewith
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Comprehensive Income, and (vi) the Notes to Consolidated Financial Statements.	File herewith

