Form 10-Q
period 2016-03-31
Citizens Independent Bancorp, Inc.
filed 2016-05-16
CIK 1553830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Yes ☐          No ☒

As of May 9, 2016, the latest practicable date, 674,359 shares of the registrant’s no par value common stock were issued and outstanding.

CITIZENS INDEPENDENT BANCORP, INC.

FORM 10-Q

For the Three Month Periods Ended March 31, 2016 and 2015

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	(unaudited) March 31, 2016	December 31, 2015

ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$5,229	$5,307
Federal funds sold	5,921	4,064
Total cash and cash equivalents	11,150	9,371

Securities available for sale	8,484	14,013
Other investment securities	859	859
Loans held for sale	104	-

Loans	148,720	149,231
Allowance for loan losses	(2,031)	(2,078)
Net loans	146,689	147,153

Premises and equipment, net	2,928	2,977
Accrued interest receivable	307	285
Other real estate owned	-	238
Other assets	9,099	8,899
TOTAL ASSETS	$179,620	$183,795

LIABILITIES
Deposits
Noninterest bearing	$26,374	$26,116
Interest bearing	131,758	136,209
Total deposits	158,132	162,325

Borrowed funds	2,512	2,569
Accrued interest payable	579	759
Other liabilities	704	783
TOTAL LIABILITIES	161,927	166,436

SHAREHOLDERS' EQUITY
Cumulative preferred stock of no par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock of no par value; 2,000,000 shares authorized, 724,134 shares issued and 669,754 outstanding at March 31, 2016 and 721,998 shares issued and 667,618 shares outstanding at December 31, 2015	14,349	14,296
Common stock warrants; 119,003 warrants issued and 65,849 warrants outstanding at March 31, 2016 and 119,003 warrants issued and 67,985 outstanding at December 31, 2015	105	108
Retained earnings	10,330	10,112
Treasury stock, at cost, 54,380 shares at March 31, 2016 and December 31, 2015, respectively	(6,590)	(6,590)
Accumulated other comprehensive income (loss)	(501)	(567)
TOTAL SHAREHOLDERS' EQUITY	17,693	17,359

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$179,620	$183,795

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(Dollars in thousands, except per share data)
	Three Months Ended
	March 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans	$1,966	$1,894
Interest and dividends on investment securities	55	125
Interest on federal funds sold	5	7
TOTAL INTEREST INCOME	2,026	2,026

INTEREST EXPENSE
Interest on deposits	176	250
Interest on borrowed funds	35	99
TOTAL INTEREST EXPENSE	211	349

NET INTEREST INCOME	1,815	1,677

Provision for loan losses	-	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,815	1,677

NONINTEREST INCOME
Service charges	87	85
Net gain on sale of securities	15	91
Net gain on sale of loans	7	-
Net gain (loss) on sale of other real estate owned	84	(45)
Credit card income and fees	87	83
Other	141	65
TOTAL NONINTEREST INCOME	421	279

NONINTEREST EXPENSE
Salaries and employee benefits	855	812
Net occupancy and equipment expense	230	253
Other real estate owned expense	58	24
FDIC insurance expense	58	80
Legal and professional fees	97	98
Data processing	87	95
Advertising	55	41
Examinations and audits	84	77
Directors fees	58	60
Other operating expenses	391	275
TOTAL NONINTEREST EXPENSE	1,973	1,815

INCOME BEFORE INCOME TAXES	263	141

Income tax expense	45	38

NET INCOME	$218	$103

Basic earnings per common share	$0.33	$0.17
Diluted earnings per common share	$0.32	$0.17

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(Dollars in thousands)
	Three Months Ended
	March 31,
	2016	2015

Net income	$218	$103

Other comprehensive income, net of tax:

Net unrealized holding gain on securities available for sale, net of income taxes of $39 and $77 for the three month periods ended March 31, 2016 and 2015, respectively	76	150

Reclassification for gains recognized on sale of securities available for sale, net of income taxes of $5 and $31 for the three month periods ended March 31, 2016 and 2015, respectively	(10)	(60)
Other comprehensive income	66	90
Comprehensive income	$284	$193

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	(Dollars in thousands)
	Three Months Ended
	March 31,
	2016	2015

Balance at beginning of period	$17,359	$14,837

Exercise of common stock warrants; 2,136 shares at March 31, 2016 and 10,929 shares at March 31, 2015	50	250
Issuance of common stock; 0 shares at March 31, 2016, and 28,675 shares at March 31, 2015	-	656
Net income	218	103
Other comprehensive income	66	90

Balance at end of period	$17,693	$15,936

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(Dollars in thousands)
	Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$218	$103
Adjustment to reconcile net income to net cash provided by operating activities
Provision for loan losses	-	-
Depreciation and amortization	92	71
Deferred income taxes	45	38
Investment securities amortization (accretion), net	14	35
Provision for loss on other real estate owned	15	-
Change in value of bank owned life insurance	(28)	(8)
Net (gain) loss on sale of other real estate owned	(84)	45
Net (gain) loss on sale of investments	(15)	(91)
Net (gain) loss on sale of substandard loans	(56)	-
Net (gain) loss on disposition of premises and equipment	67	-
Net (gain) on sale of loans	(7)	-
Proceeds from sale of loans	295	-
Loans originated for sale	(392)	-
Net change in:
Accrued interest receivable	(22)	(23)
Accrued interest payable	(180)	(181)
Other assets	(252)	(107)
Other liabilities	78	294
Net cash provided by (used in) operating activities	(212)	176

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available for sale securities	-	(3,084)
Proceeds from maturities of available for sale securities	1,590	1,626
Proceeds from sales of available for sale securities	4,040	5,587
Proceeds from sales of substandard loans	651	-
Net change in loans	(287)	(355)
Proceeds from sale of other real estate owned	307	577
Purchases of premises and equipment	(110)	(46)
Net cash provided by investing activities	6,191	4,305

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(4,193)	(7,101)
Payments on loans payable	(57)	(54)
Proceeds from issuance of common stock	50	250
Net cash provided by (used in) financing activities	(4,200)	(6,905)

Net increase (decrease) in cash and cash equivalents	1,779	(2,424)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,371	16,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,150	$14,209

Supplemental Disclosure of Cash Flows
Cash paid during the period for:
Interest	$391	$530
Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$-	$-
Short term debt converted to common stock	$-	$656

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

LOGAN, OHIO

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Citizens Independent Bancorp, Inc. (the Bancorp), a bank holding company for The Citizens Bank of Logan (the Bank), collectively referred to as the “Company,” is engaged in the business of commercial and retail banking services with operations conducted through offices in Hocking and Athens, Ohio counties. These communities and surrounding areas are the source of substantially all the Company's deposit and loan activities. Secured loans are secured by business assets, consumer assets, residential real estate, and non-residential real estate. The majority of Company income is derived from commercial, real estate, and retail lending activities and investments. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

In October 2012, the Bank entered into publicly available Consent Orders with the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (DFI) (collectively referred to as the Orders), which required the Bank to take a number of actions. In October 2015, the Orders were lifted and the Bank entered into a Memorandum of Understanding with the FDIC and DFI. Significant among the ongoing required actions is the development of a capital plan which will result in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its total assets at a minimum of 8.00% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. The Bank is also required to obtain approval from the FDIC and DFI prior to the payment of any dividends.

On July 5, 2011, the Bancorp entered into a memorandum of understanding (the FRB 2011 MOU) with the Federal Reserve Bank of Cleveland (the FRB). The FRB 2011 MOU prohibits the Bancorp, without prior approval of the FRB, from: declaring or paying cash dividends, taking dividends or any other form of payment representing a reduction in the Bank’s capital, incurring, increasing, or guaranteeing any debt, or purchasing or redeeming any shares. The FRB 2011 MOU remains in effect.

Basis of Financial Statement Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The accounting and reporting policies of the Bancorp and the Bank conform to GAAP and to general practices followed within the banking industry.

The consolidated balance sheet as of December 31, 2015 has been extracted from audited financial statements included in the Company’s 2015 filing on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 Form 10-K.

Information is presented in these notes with dollars expressed in thousands, unless otherwise noted or specified.

Principles of Consolidation

The consolidated financial statements include the accounts of Citizens Independent Bancorp, Inc. and its wholly-owned subsidiary, The Citizens Bank of Logan. All significant intercompany transactions and balances have been eliminated.

Common Stock Warrants

In June 2014, the Company issued warrants to purchase 119,003 shares of common stock in connection with the issuance of common stock in a stock offering campaign. These warrants entitle the holder to purchase the Company’s common stock at 90% of the prior month’s closing book value. These warrants are valid for a period of two years and expire June 25, 2016. Allocated value of these common stock warrants was $188 thousand, at the time of grant, based on the Black Scholes methodology.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share are net income available to common shareholders divided by the weighted average common shares outstanding during the period. The factors used in the earnings per share computation for the three month periods ended March 31, 2016 and 2015 follow:

	(Dollars in thousands, except per share data)
	2016	2015

Net income	$218	$103
Weighted average common shares outstanding	669,413	603,846
Basic earnings per common share	$0.33	$0.17
Total shares and warrants	676,032	615,428
Diluted earnings per share	$0.32	$0.17

NOTE 3 - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:

	(Dollars in thousands)
	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$-	$-	$-	$-	$1,005	$-	$-	$1,005
U.S. government federal agencies	2,247	5	-	2,252	6,571	3	(39)	6,535
State and local governments	1,770	25	-	1,795	1,774	9	-	1,783
Mortgage backed securities	4,448	11	(22)	4,437	4,745	4	(59)	4,690
Total	$8,465	$41	$(22)	$8,484	$14,095	$16	$(98)	$14,013

The following is a summary of contractual maturities of securities available-for-sale as of March 31, 2016:

	(Dollars in thousands)
	Securities available for sale
	Amortized Cost	Fair Value
Amounts maturing in:

One year or less	$252	$253
After one year through five years	2,542	2,550
After five years through ten years	1,243	1,267
After ten years	4,428	4,414
Total	$8,465	$8,484

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the first quarter of 2016, the Company sold available-for-sale securities, U.S. Treasury and Agencies, totaling $4.0 million with a weighted average yield of 1.00% and weighted average maturity of 1.93 years. The net realized gain on these transactions was $15 thousand.

Investment securities with a carrying amount of approximately $1,859,000 and $2,848,000 were pledged to secure deposits as required or permitted by law at March 31, 2016 and December 31, 2015, respectively.

Information pertaining to securities with gross unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

			(Dollars in thousands)
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2016
U.S. government federal agencies	$-	$-	$-	$-	$-	$-
Mortgage backed securities	995	(4)	1,327	(18)	2,322	(22)
Total	$995	$(4)	$1,327	$(18)	$2,322	$(22)

December 31, 2015
U.S. government federal agencies	$4,981	$(39)	$-	$-	$4,981	$(39)
Mortgage backed securities	3,115	(28)	1,388	(31)	4,503	(59)
Total	$8,096	$(67)	$1,388	$(31)	$9,484	$(98)

As of March 31, 2016, the investment portfolio contains unrealized losses of mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government. As management has the ability to hold debt securities until maturity, or the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the three month periods indicated:

	(Dollars in thousands)
	March 31,
	2016	2015

Allowance at beginning of period	$2,078	$3,869
Provision for credit losses	-	-
Charge-offs:
Commercial	9	421
Real estate	-	4
Consumer	64	29
Total charge-offs	73	454

Recoveries
Commercial	12	12
Real estate	1	-
Consumer	13	16
Total recoveries	26	28
Allowance at end of period	$2,031	$3,443

The following tables present the recorded investment with respect to loans and the related allowance by portfolio segment at the dates indicated:

			(Dollars in thousands)
	Collectively Evaluated		Individually Evaluated		Total
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
March 31, 2016
Commercial	$1,283	$79,846	$305	$1,397	$1,588	$81,243
Real estate	191	43,235	40	403	231	43,638
Consumer	212	23,839	-	-	212	23,839
Total	$1,686	$146,920	$345	$1,800	$2,031	$148,720

December 31, 2015
Commercial	$1,479	$80,293	$150	$1,854	$1,629	$82,147
Real estate	196	42,993	44	408	240	43,401
Consumer	209	23,683	-	-	209	23,683
Total	$1,884	$146,969	$194	$2,262	$2,078	$149,231

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at March 31, 2016 and December 31, 2015.

Commercial Credit Exposure

Credit risk profile by credit worthiness category

		(Dollars in thousands)
	Commercial		Commercial
	Mortgage		Other
Category	03/31/16	12/31/15	03/31/16	12/31/15

Pass	$61,496	$61,612	$12,280	$12,123
5	968	984	179	186
6	5,733	6,686	587	557
7	-	-	-	-
Total	$68,197	$69,282	$13,046	$12,866

Consumer Credit Exposure

Credit risk by credit worthiness category

	(Dollars in thousands)
	Residential		Consumer		Consumer		Consumer
	Real Estate		Equity		Auto		Other
Category	03/31/16	12/31/15	03/31/16	12/31/15	03/31/16	12/31/15	03/31/16	12/31/15

Pass	$43,322	$42,690	$10,299	$10,049	$12,095	$11,999	$1,428	$1,512
5	-	373	-	59	-	38	-	-
6	316	338	-	7	17	18	-	-
7	-	-	-	-	-	-	-	-
Total	$43,638	$43,401	$10,299	$10,115	$12,112	$12,055	$1,428	$1,512

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing commercial, mortgage and consumer loans. The following tables set forth certain information regarding the Bank’s impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods indicated:

	(Dollars in thousands)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
March 31, 2016
With no related allowance recorded:
Commercial mortgage	$727	$765	$-
Commercial other	38	38	-
Residential real estate	308	309	-
Consumer equity	-	-	-
Consumer auto	56	56	-
Subtotal	1,129	1,168	-

With an allowance recorded:
Commercial mortgage	1,160	1,243	305
Commercial other	-	-	-
Residential real estate	403	405	40
Consumer equity	-	-	-
Consumer auto	-	-	-
Subtotal	1,563	1,648	345
Total	$2,692	$2,816	$345

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2015
With no related allowance recorded:
Commercial mortgage	$1,324	$1,886	$-
Commercial other	38	37	-
Residential real estate	315	316	-
Consumer equity	-	-	-
Consumer auto	89	90	-
Subtotal	1,766	2,329	-

With an allowance recorded:
Commercial mortgage	997	1,100	150
Commercial other	-	-	-
Residential real estate	408	409	44
Consumer equity	-	-	-
Consumer auto	-	-	-
Subtotal	1,405	1,509	194
Total	$3,171	$3,838	$194

The following tables present the average recorded investments in impaired loans and the amount of interest income recognized on impaired loans after impairment by class for the periods indicated.

			(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Three Months Ended
March 31, 2016
Commercial:
Mortgage	$1,025	$2	$1,078	$9	$2,103	$11
Other	38	-	-	-	38	-
Residential real estate	312	4	406	2	718	6
Consumer:
Equity	-	-	-	-	-	-
Auto	72	1	-	-	72	1
Total	$1,447	$7	$1,484	$11	$2,931	$18

Three Months Ended
March 31, 2015
Commercial:
Mortgage	$5,880	$28	$3,546	$6	$9,426	$34
Other	66	1	133	-	199	1
Residential real estate	235	1	429	4	664	5
Consumer:
Equity	10	-	152	3	162	3
Auto	104	1	-	-	104	1
Total	$6,295	$31	$4,260	$13	$10,555	$44

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings (TDRs) during the three months ended March 31, 2016 and March 31, 2015.

		(Dollars in thousands)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment

March 31, 2016
Commercial mortgage	1	$12	$12
Consumer auto	-	-	-
Total	1	$12	$12

March 31, 2015
Commercial mortgage	1	$169	$169
Consumer auto	4	19	19
Total	5	$188	$188

(1)	– Pre-modification balance is calculated using the loan balance on the day prior to modification as TDR.

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

During the three month period ended March 31, 2016, a single loan was modified by a reduction in the interest rate of the note.

During the three month period ended March 31, 2015, loans were modified by either a reduction in interest rates or a change in the contractual maturity date of the note. Three loans were modified with reduced interest rates and the contractual maturity date of two loans was extended.

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

There have been no loans which were modified as a TDR within the previous twelve months that have subsequently defaulted as of March 31, 2016.

The following table presents the loan portfolio by class summarized by aging categories, at March 31, 2016 and December 31, 2015:

			(Dollars in thousands)				Recorded
							Investment
	30-59	60-89	>90				>90 Days
	Days	Days	Days	Total		Total	and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

March 31, 2016
Commercial:
Mortgage	$314	$418	$179	$911	$67,286	$68,197	$-
Other	14	-	3	17	13,029	13,046	-
Residential real estate	705	-	-	705	42,933	43,638	-
Consumer:
Equity	20	-	-	20	10,279	10,299	-
Auto	112	5	-	117	11,995	12,112	-
Other	4	-	-	4	1,424	1,428	-
Total	$1,169	$423	$182	$1,774	$146,946	$148,720	$-

December 31, 2015
Commercial:
Mortgage	$628	$433	$196	$1,257	$68,025	$69,282	$-
Other	11	-	-	11	12,855	12,866	-
Residential real estate	449	33	-	482	42,919	43,401	-
Consumer:
Equity	23	-	-	23	10,092	10,115	-
Auto	138	17	-	155	11,900	12,055	-
Other	2	9	-	11	1,501	1,512	-
Total	$1,251	$492	$196	$1,939	$147,292	$149,231	$-

The following summarizes by loan class, the loans on nonaccrual status at March 31, 2016 and December 31, 2015:

	(Dollars in thousands)
	March 31,	December 31,
	2016	2015
Commercial:
Mortgage	$893	$1,334
Other	4	3
Residential real estate	2	3
Consumer:
Equity	-	-
Auto	9	10
Other	-	-
Total	$908	$1,350

NOTE 5 – BANK OWNED LIFE INSURANCE

In 2015, the Bank invested in whole life insurance contracts on the lives of ten current officers who have provided positive consent allowing the Bank to be named beneficiary of these insurance contracts. An existing policy on a former employee is also in place. These policies are recorded at their cash surrender values which are presented in the consolidated balance sheets in “Other assets.” Those policies covering current officers are split dollar policies, providing one year’s salary to a deceased employee’s estate. These policies feature variable crediting rates and are expected to produce an average yield of about 5.50%, on a fully tax equivalent basis.

NOTE 6 – BORROWINGS

As of February 9, 2015, the Company renegotiated a portion of the $5.0 million note payable due December 29, 2015. An interest only note (Note B) for $1.6 million, due August 4, 2021, with a fixed interest rate of 6.00%, and 28,675 shares of the Company’s common stock were exchanged for $2.3 million of the original $5.0 million note. The remaining $2.7 million (Note A) of the original $5.0 million note continued unaltered, earning a fixed rate of 8.00%, due December 29, 2015.

In September 2015, the Company made a $1.0 million principal payment to Note A from available funds at the Bancorp level. In November 2015, the Bank requested permission from the FDIC and DFI to pay a one-time dividend to the Holding Company for the purpose of retiring Note A. In December 2015, permission was granted, the dividend was paid, and Note A was retired.

	(Dollars in thousands)
Description	Balance of Loan as of 03/31/16	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$508	4.75%	Monthly	Amortizing	11/21/2019
Loan 2	$359	4.25%	Monthly	Amortizing	6/25/2019
Loan 3	$1,645	6.00%	Monthly	Interest Only	8/4/2021

NOTE 7 – EMPLOYEE BENEFIT PLANS

The Bank has a qualified noncontributory defined benefit pension plan which covers certain employees. The benefits are primarily based on years of service and earnings.

The following table presents the components of the net periodic pension cost of the defined benefit plan:

	(Dollars in thousands)
	Three months ended March 31,
	2016	2015
Net periodic pension cost:
Interest cost on projected benefit obligation	$14	$14
Expected return on plan assets	(20)	(11)
Net amortization of deferral of (gains) losses	18	17
Net periodic pension cost	$12	$20

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

Investment securities available for sale - Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or traded by dealers or brokers in active over-the-counter markets. Level 2 securities include securities issued by government sponsored entities, mortgage backed securities, and municipal bonds. Level 3 securities include those with unobservable inputs. Transfers between levels can occur due to changes in the observability of significant inputs.

Loans held for sale - Loans held for sale are carried at fair value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market. Fair value is based on the committed market rates or the price secondary markets are currently offering for similar loans using observable market data.

The following are assets and liabilities that were accounted for or disclosed at fair value on a recurring basis:

		(Dollars in thousands)
		Fair Value Measurements using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Assets:
Securities available for sale
U.S. government securities	$-	$-	$-	$-
U.S. government federal agencies	2,252	-	2,252	-
State and local governments	1,795	-	1,795	-
Mortgage backed securities	4,437	-	4,437	-
Total securities available for sale	$8,484	$-	$8,484	$-
Loans held for sale	$104	$-	$104	$-

December 31, 2015
Assets:
Securities available for sale
U.S. government securities	$1,005	$1,005	$-	$-
U.S. government federal agencies	6,535	-	6,535	-
State and local governments	1,783	-	1,783	-
Mortgage backed securities	4,690	-	4,690	-
Total securities available for sale	$14,013	$1,005	$13,008	$-

The following describes the valuation techniques used to measure certain financial assets and liabilities recorded at fair value on a nonrecurring basis in the financial statements.

Impaired loans - The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may need to be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. As of March 31, 2016, the fair value of substantially all of the impaired loans was estimated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as nonrecurring Level 3. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

The following are assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis:

		(Dollars in thousands)
		Fair Value Measurements using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Assets:
Impaired loans
Commercial mortgage	$1,582	$-	$-	$1,582
Commercial other	38	-	-	38
Residential real estate	671	-	-	671
Consumer auto	56	-	-	56
Total impaired loans	$2,347	$-	$-	$2,347

Other real estate owned
Residential	-	-	-	-
Commercial	-	-	-	-
Total other real estate owned	$-	$-	$-	$-

December 31, 2015
Assets:
Impaired loans
Commercial mortgage	$2,171	$-	$-	$2,171
Commercial other	38	-	-	38
Residential real estate	679	-	-	679
Consumer auto	89	-	-	89
Total impaired loans	$2,977	$-	$-	$2,977

Other real estate owned
Residential	15	-	-	15
Commercial	223	-	-	223
Total other real estate owned	$238	$-	$-	$238

The quantitative information about Level 3 fair value measurements for financial assets and liabilities measured at fair value on a nonrecurring basis is as follows:

	(Dollars in thousands)
	Fair Value	Valuation Technique	Significant Unobservable Input	Range
March 31, 2016
Impaired loans
Commercial mortgage	$1,582	Appraisal of Collateral	Appraisal Adjustment	Up to 16%
Commercial other	38	Appraisal of Collateral	Appraisal Adjustment	*
Residential real estate	671	Appraisal of Collateral	Appraisal Adjustment	Up to 6%
Consumer auto	56	Appraisal of Collateral	Appraisal Adjustment	*

December 31, 2015
Impaired loans
Commercial mortgage	$2,171	Appraisal of Collateral	Appraisal Adjustment	Up to 6%
Commercial other	38	Appraisal of Collateral	Appraisal Adjustment	*
Residential real estate	679	Appraisal of Collateral	Appraisal Adjustment	Up to 6%
Consumer auto	89	Appraisal of Collateral	Appraisal Adjustment	*
Other real estate owned
Residential	15	Appraisal of Property	Appraisal Adjustment	*
Commercial	223	Appraisal of Property	Appraisal Adjustment	Up to 45%
		* There are no related allowances for these classifications

The following methods and assumptions were used to estimate the fair value disclosures for other financial instruments as of March 31, 2016 and December 31, 2015:

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

Deposits - The fair value of deposits with no stated maturity, such as noninterest bearing and interest bearing demand deposits, regular savings, and certain types of money market accounts, is equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

The estimated fair value of the financial instruments is as follows:

			(Dollars in thousands)
			Fair Value Measurements using
			Quoted Prices in	Significant
			Active Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets/Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Financial assets:
Cash and cash equivalents	$11,150	$11,150	$-	$11,150	$-
Securities available for sale	8,484	8,484	-	8,484	-
Other investment securities	859	859	-	-	859
Loans held for sale	104	104	-	104	-
Net loans	146,689	150,052	-	-	150,052
Accrued interest receivable	307	307	-	-	307
Bank owned life insurance	3,348	3,348	-	3,348	-

Financial liabilities:
Noninterest bearing deposits	$26,374	$26,374	$-	$26,374	$-
Interest bearing deposits	131,758	132,738	-	132,738	-
Borrowed funds	2,512	2,512	-	2,512	-
Accrued interest payable	579	579	-	-	579

December 31, 2015
Financial assets:
Cash and cash equivalents	$9,371	$9,371	$-	$9,371	$-
Securities available for sale	14,013	14,013	1,005	13,008	-
Other investment securities	859	859	-	-	859
Net loans	147,153	149,355	-	-	149,355
Accrued interest receivable	285	285	-	-	285
Bank owned life insurance	3,320	3,320	-	3,320	-

Financial liabilities:
Noninterest bearing deposits	$26,116	$26,116	$-	$26,116	$-
Interest bearing deposits	136,209	137,174	-	137,174	-
Borrowed funds	2,569	2,569	-	2,569	-
Accrued interest payable	759	759	-	-	759

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

Management’s Discussion and Analysis as of March 31, 2016

Overview. Citizens Independent Bancorp. Inc. (Holding Company, Bancorp, we or our) was organized under the laws of the State of Ohio in 1994 as the bank holding company for The Citizens Bank of Logan (Citizens Bank or Bank) under the Bank Holding Company Act of 1956, as amended. Bancorp and the Bank are sometimes collectively referred to herein as the Company. Holding Company is headquartered in Logan, Ohio, and offers a broad range of financial services through Citizens Bank, an Ohio chartered commercial bank. The Bank is currently regulated by the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (DFI). Holding Company is regulated by the Federal Reserve Bank of Cleveland.

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

In October 2012, the Bank entered into publicly available Consent Orders with the FDIC and DFI, which required the Bank to take a number of actions. In October 2015, the Consent Orders were lifted and the Bank entered into a Memorandum of Understanding with the FDIC and DFI. Significant among the ongoing required actions is the development of a capital plan that will result in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its total assets at a minimum of 8.00% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. The Bank is also required to obtain approval from the FDIC and DFI prior to the payment of any dividends.

On July 5, 2011, the Holding Company entered into a memorandum of understanding (the FRB 2011 MOU) with the Federal Reserve Bank of Cleveland (the FRB). The FRB 2011 MOU prohibits the Holding Company, without prior approval of the FRB, from: declaring or paying cash dividends, taking dividends or any other form of payment representing a reduction in the Bank’s capital, incurring, increasing, or guaranteeing any debt, or purchasing or redeeming any shares. The FRB 2011 MOU remains in effect.

This Management Discussion and Analysis is intended to provide shareholders with a more comprehensive analysis of the issues facing management than can be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and selected financial data elsewhere in this filing.

The Bank’s profitability, as with most financial institutions, is significantly dependent upon net interest income, which is the difference between interest received on interest earning assets, such as loans and securities and the interest paid on interest bearing liabilities, principally deposits and borrowings. During a period of economic slowdown the lack of interest income from non-performing assets and additional provision for loan losses can greatly reduce profitability. Results of operations are also impacted by noninterest income, such as service charges on deposit accounts and fees on other services, income from lending services as well as noninterest expense, such as salaries and employee benefits, occupancy expense, professional and other services, and other expenses.

For the three months ended March 31, 2016, the Company earned net income after applicable income taxes of $218 thousand or $0.33 per share, compared to net income of $103 thousand or $0.17 per share for the three months ended March 31, 2015.

Key items affecting the Company’s results for the first three months of 2016 –

•	Net interest income for the three months ended March 31, 2016 was $138 thousand greater than in the three months ended March 31, 2015. Interest income was flat over the two periods, while interest expense declined by $138 thousand in the first quarter of 2016 relative to the comparable period of 2015.
•	Noninterest income increased by $142 thousand, or 50.9%, to $421 thousand for the three months ended March 31, 2016 from the three months ended March 31, 2015. The quarter-over-quarter increase can primarily be attributed to $84 thousand in gains on the sale of repossessed assets during the first quarter of 2016 versus a loss of $45 thousand for the quarter in 2015.
•	Noninterest expense increased by $158 thousand, or 8.7%, for the three months ended March 31, 2016 in comparison to the three months ended March 31, 2015. The increase in expense can be attributed to increases in salaries and employee benefits as well as other real estate owned and other operating expense.
•	Non-performing loans were $0.9 million and $1.4 million, respectively, as of March 31, 2016 and December 31, 2015. The period-over-period decrease can primarily be attributed to the sale of three substandard, nonaccrual loans during the first quarter of 2016. These loans had a carrying value of $595 thousand.
•	Gross loans were down $0.5 million relative to December 31, 2015 to $148.7 million as of March 31, 2016. Loan originations of $5.3 million were $0.9 million less than the comparable period in 2015.
•	Deposits declined $4.2 million, or 2.6%, to $158.1 million as of March 31, 2016 from $162.3 million as of December 31, 2015, due to natural run-off as a result of the Bank no longer offering above market interest rates.
•	Shareholders’ equity in the Company increased $0.3 million, or 1.9%, to $17.7 million as of March 31, 2016 from the December 31, 2015 equity position. This increase was due to proceeds of $50 thousand from the exercise of common stock warrants, net income of $218 thousand with an increase of $66 thousand in accumulated other comprehensive income resulting from the recognition in equity of an unrealized gain on the Company’s available for sale investment portfolio during the first three months of 2016. Leverage Capital and Total Capital at the Bank were 8.67% and 13.32%, respectively, as of March 31, 2016 and 8.23% and 13.14% as of December 31, 2015.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and March 31, 2015

For the three months ended March 31, 2016, the Company earned after tax net income of $218 thousand. Before applicable federal income tax expense, the Company earned $263 thousand, $122 thousand more than the $141 thousand reported for the three months ended March 31, 2015. The increase in profitability can primarily be attributed to an increase of $138 thousand in net interest income partially offset by a $16 thousand increase in net noninterest expense during the first quarter of 2016. For the three months ended March 31, 2016, the Company recorded federal income tax expense of $45 thousand versus $38 thousand for the comparable period of 2015.

Distributution of Assets, Liabilities, and Shareholders' Equity

For the three months ended March 31,

	(Dollars in thousands)
	2016			2015
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Earning Assets:
Loans receivable (1), (2), (4)	$147,289	$1,966	5.34%	$142,627	$1,894	5.31%
Securities (3)	10,409	46	1.77%	28,856	116	1.61%
Fed Funds Sold	4,108	5	0.49%	17,135	7	0.16%
FHLB stock	859	9	4.19%	859	9	4.19%
Total interest-earning assets	162,665	2,026	4.98%	189,477	2,026	4.28%
Noninterest-earning assets	16,990			10,180
Total Assets	$179,655			$199,657

Interest-Bearing Liabilities
Interest-bearing deposits	133,074	176	0.53%	153,541	250	0.65%
Other borrowings	2,531	35	5.53%	5,681	99	6.97%
Total interest-bearing liabilities	135,605	211	0.62%	159,222	349	0.88%
Noninterest-bearing liabilities	25,019			21,976
Total including noninterest-bearing demand deposits	160,624	211		181,198	349
Other noninterest liabilities	1,427			2,896
Total Liabilities	162,051			184,094
Shareholders' equity	17,604			15,563
Total liabilities and shareholders' equity	$179,655			$199,657
Net interest income; interest rate spread		$1,815	4.36%		$1,677	3.40%

Net interest margin			4.46%			3.54%
Average interest-earning assets to average interest-bearing liabilities			119.96%			119.00%

(1)	Loan fees are immaterial amounts
(2)	Nonaccrual loans are included in average loan balance
(3)	Interest income for tax-exempt securities is not calculated on a tax-exempt basis
(4)	Loans receivable includes loans held for sale

Net interest income for the three months ended March 31, 2016 was $1.8 million, an increase of $138 thousand, or 8.2%, from the $1.7 million earned during the three months ended March 31, 2015. The yield on earning assets increased 70 basis points (bps) to 4.98% for the three months ended March 31, 2016 from 4.28% for the three months ended March 31, 2015. Interest income earned from the loan portfolio was up $72 thousand to $2.0 million for the three months ended March 31, 2016. Higher loan revenues resulted from both a $4.7 million increase in average loans period-over-period and a 3 bps increase in the yield, which was 5.34% for the three months ended March 31, 2016.

Interest income from the investment portfolio declined $70 thousand, or 60.3%, to $46 thousand for the three months ended March 31, 2016 from $116 thousand for the three months ended March 31, 2015. Average assets for the securities portfolio declined $18.4 million and the yield increased by 16 bps. During the period ended March 31, 2016, there were securities sales of $4.0 million at a yield of 1.00%. The weighted average maturity of securities sold was 1.93 years. Gains on the sale of securities during the first quarter of 2016 were $15 thousand. There were no purchases of investment securities during the three month period ending March 31, 2016.

Interest expense for the three months ended March 31, 2016 was $211 thousand, a $138 thousand, or 39.5%, decrease from the $349 thousand in interest expense for the three months ended March 31, 2015. Interest expense for deposits declined $74 thousand, or 29.6%, to $176 thousand for the three months ended March 31, 2016. Average balances of interest bearing deposits decreased by $20.4 million, or 13.3%, declining to $133.1 million at March 31, 2016 from $153.5 million at March 31, 2015.

Interest expense for other borrowings was $35 thousand for the three months ended March 31, 2016 and $99 thousand for the three months ended March 31, 2015. Average borrowings declined from $5.7 million at March 31, 2015 to $2.5 million at March 31, 2016.

Noninterest Income. Noninterest income, which consists primarily of fees and commissions earned on services that are provided to the Bank’s customers, as well as gains and losses from the sale of investment securities and other real estate owned (OREO), increased $142 thousand, or 50.9%, to $421 thousand for the three months ended March 31, 2016 from $279 thousand for the three months ended March 31, 2015. The period-over-period increase in noninterest income can primarily be attributed to an increase of $129 thousand in gains on the sale of OREO. The following is a discussion of other significant period-over-period changes in other material noninterest income categories:

•	Income from service fees were flat for the three month period ended March 31, 2016 relative to the three months ended March 31, 2015. This reverses a two year trend in which service fees declined from one period to the next. Revenue from the Bank’s overdraft protection product has stabilized after falling as the result of a change in the way the Bank processes overdrafts.
•	The Bank realized a gain of $84 thousand on the sale of OREO property for the three months ended March 31, 2016 versus losses totaling $45 thousand for the three months ended March 31, 2015, an increase of $129 thousand from the three months ended March 31, 2015. During the first three months of 2016, the Company sold 7 properties with a total carrying value of $238 thousand.
•	Other income increased $76 thousand, or 116.9%, during the first three months of 2016 to $141 thousand. The increase is primarily attributable to the sale of three substandard, non-accrual loans with a carrying value of $595 thousand at a gain of $56 thousand.

Noninterest Expense. Noninterest expense, which consists primarily of personnel, occupancy, equipment, and other operating expenses, increased $158 thousand, or 8.7%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase is primarily attributable to an increase in other operating expenses, only partially offset by cost control efforts in several major spending categories. The following is a discussion of significant period-over-period changes for other material noninterest expense categories:

•	Salaries and employee benefits expense increased by $43 thousand, or 5.3%, to $855 thousand for the three months ended March 31, 2016 relative to the three months ended March 31, 2015. The Bank has replaced several of the 8.5 equivalent full-time employees which were not on staff at the end of the first quarter of 2015. New employees have been hired and some existing employees have been reassigned to better utilize their talents.
•	Net occupancy and equipment expense decreased by $23 thousand, or 9.1%, during the three months ended March 31, 2016 as the Bank closed an in-store branch in September 2015.

•	Expenses on other real estate owned were $34 thousand higher for the three months ended March 31, 2016 relative to the three months ended March 31, 2015. During the quarter ended March 31, 2016, expenses of $15 thousand were required to adjust the carrying value of OREO properties to net realizable value and property taxes and assessments totaling $24 thousand were expensed. There were no adjustments to OREO carrying costs required during the three months ended March 31, 2015.
•	Other operating expenses incurred during the three month period ending March 31, 2016 were $116 thousand, or 42.2%, greater than those incurred during the comparable period ending March 31, 2015. This increase was driven by the write-down of $74 thousand in worthless, discarded assets.

Provision for Loan Losses. The Company establishes an allowance for loan losses through charges to earnings, which are shown in the consolidated statements of income as the provision for loan losses. Through the provision for loan losses, an allowance is maintained that reflects management’s best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. In evaluating the allowance for loan losses, management considers various factors that include loan growth, the amount and composition of the loan portfolio, (including non-performing and potential problem loans), diversification, or conversely, concentrations by industry, geography, or collateral within the portfolio, historical loan loss experience, current delinquency levels, the estimated value of the underlying collateral, prevailing economic conditions, and other relevant factors. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part. Impacting the provision for loan losses in any accounting period are several factors, including the amount of loan growth during the period, broken down by loan type, the level of charge-offs during the period the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality, and ultimately, the results of management’s assessment of the inherent risks of the loan portfolio.

There was no provision for loan losses required during either the quarter ended March 31, 2016 or the quarter ended March 31, 2015.

Management considers the allowance for loan losses at March 31, 2016 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values, and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses, which could adversely affect the Company’s financial condition and results of operations.

Changes in Financial Condition from December 31, 2015 to March 31, 2016.

Overview. Total assets declined $4.2 million, or 2.3%, to $179.6 million on March 31, 2016 from $183.8 million on December 31, 2015.

Loan Portfolio. Gross loans were down $0.5 million to $148.7 million at March 31, 2016 from the December 31, 2015 level of $149.2 million. New loan originations of $5.3 million during the period were $0.9 million less than the $6.2 million in originations during the same period last year. In addition to the sale of $595 thousand in substandard, nonaccrual loans during the period, principal reductions also included net loan charge-offs of $47 thousand. There were no transfers to OREO during the three months ended March 31, 2016. The new originations consisted of $1.1 million each in commercial real estate, residential real estate, and consumer home equity loans, as well as $1.6 million in consumer auto loans. Mortgage loans totaling $392 thousand were originated with the intent to sell during the quarter ended March 31, 2016. The 2016 budget details the Bank’s strategic plan to reduce the emphasis on commercial lending and emphasize consumer and mortgage lending.

Loan Portfolio Distribution
	(Dollars in thousands)
	March 31,	December 31,
	2016	2015

Commercial	$81,243	$82,147
Real estate	43,638	43,401
Consumer	23,839	$23,683
	$148,720	$149,231

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

The deposit portfolio decreased $4.2 million, or 2.6%, to $158.1 million as of March 31, 2016 from $162.3 million as of December 31, 2015. Both retail certificates of deposit and NOW accounts declined during the period. Retail certificates declined by $1.3 million (2.50%) and NOW accounts fell by $3.1 million (13.1%) from the levels at December 31, 2015. Noninterest checking were up $258 thousand during the same period. The decrease in time deposits is expected with the Bank’s pricing strategy of setting competitive interest rates, but not the highest deposit rates in our market. This strategy contributed to a 12 bps decrease in the average cost of deposits versus the first quarter of 2015. Management expects these disintermediation driven reductions in cost to continue in 2016 as premium deposit rates are no longer offered by the Bank.

Other Borrowings. Borrowed funds totaled $2.5 million as of March 31, 2016, a $57 thousand, or 2.2%, decrease from the December 31, 2015 balance. The borrowings consist of three loans to the Bancorp from outside creditors. The loans must be repaid from Bancorp cash. As of March 31, 2016, Bancorp’s cash position was $341 thousand.

During the first quarter of 2015, Bancorp was able to renegotiate a substantial portion of the debt due December 29, 2015, achieving terms more favorable to Bancorp. A portion of the $5.0 million note totaling $2.3 million was exchanged for 28,675 shares of Bancorp common stock and a new $1.6 million note with a more favorable interest rate and a maturity date of August 2021.

Management is engaged in the sale of the remainder of the OREO property held at the Bancorp, which will provide additional liquidity to meet required debt servicing payments. The Bancorp is also reviewing other borrowing avenues to ensure there is adequate cash to meet debt servicing needs.

Other Borrowings
	(Dollars in thousands)
Description	Balance of Loan as of 03/31/16	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$508	4.75%	Monthly	Amortizing	11/21/2019
Loan 2	$359	4.25%	Monthly	Amortizing	6/25/2019
Loan 3	$1,645	6.00%	Monthly	Interest Only	8/4/2021

No FHLB borrowings were outstanding as of March 31, 2016 or December 31, 2015. The Bank had an approved FHLB line-of-credit of $50.5 million as of March 31, 2016. In addition, the Company has collateralized federal fund lines of $8.5 million with the FRB and $1.0 million with Great Lakes Bankers Bank. Neither line was drawn upon as of March 31, 2016. The FHLB line was secured via the pledge of mortgage loans totaling $75.4 million, the Federal Reserve federal fund line is secured via the pledge of $11.3 million of automobile loans, and the Great Lakes Bankers Bank line is unsecured.

Income Taxes. In December 2014, the Company recaptured the $5.1 million deferred tax asset allowance account which had been established in 2012 as a write-off of the Company’s deferred tax asset position. As a result of recapturing this allowance account, the Company is now subject to reporting federal income tax expense. For the three months ended March 31, 2016, the Company recorded income tax expense of $45 thousand versus income tax expense of $38 thousand for the three months ended March 31, 2015. At March 31, 2016, the Company has a deferred tax asset related to a net operating loss carryforward of approximately $4.8 million.

Concentrations of Credit Risk. Financial institutions, such as Citizens Bank, generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. The Bank’s loan portfolio is concentrated geographically in central Ohio. Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for income generating property totaled $29.1 million at March 31, 2016, which represents 19.6% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 1.5% at March 31, 2016. Management has also identified sub-prime loans (less than a 660 credit score) and unsecured loans as concentrations. As of March 31, 2016, loans to sub-prime borrowers totaled $10.3 million (6.9% of total portfolio), with 5.8% of these credits 30 days or more past due. In addition, unsecured loans totaled $4.4 million as of March 31, 2016, or 3.0% of the loan portfolio, with a delinquency rate, which is any loan 30 days or more past due, of 0.4% at March 31, 2016.

Liquidity and Capital Resources. The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash used by operating activities was $(212) thousand for the first three months of 2016 versus cash generated of $176 thousand for the comparable period in 2015. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of the net gain from the sale of other real estate owned, depreciation expense, increases and decreases in accrued interest payable, other assets, other liabilities, and adjustments related to loans originated for sale.

The primary investing activity of the Bank is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from sales and maturities of investment securities.

In considering the more typical investing activities, during the first three months of 2016, $1.6 million was generated from paydowns and maturities within the securities available for sale portfolio and another $4.0 million from sales of securities from this portfolio. During the first three months of 2015, cash of $0.6 million was generated from sale of other real estate owned and $5.6 million was provided by sales of securities within the available for sale portfolio. Purchases of securities into the available for sale portfolio used $3.1 million of cash during the three months ended March 31, 2015. No securities were purchased during the first three months of 2016.

For the first three months of 2016, total deposits decreased by $4.2 million. For the same period in 2015, total deposits decreased by $7.1 million. For additional information about cash flows from the Bank’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are no matters required to be reported under this item.

Item 4. Controls and Procedures.

Bancorp carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date, in timely alerting them to material information required to be in the Company’s (including its consolidated subsidiary) periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q

Quarter ended March 31, 2016

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
There are no matters required to be reported under this item.

Item 1A.	Risk Factors.
There has been no material change in the nature of the risk factors as set forth in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2015.

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Citizens Independent Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Citizens Independent Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS INDEPENDENT BANCORP, INC.
(Registrant)

Date: May 16, 2016	/s/ Daniel C. Fischer
Daniel C. Fischer
President and Chief Executive Officer

Date: May 16, 2016	/s/ James V. Livesay
James V. Livesay EVP and Chief Financial Officer

