Form 10-Q
period 2016-06-30
Citizens Independent Bancorp, Inc.
filed 2016-08-15
CIK 1553830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

12b-2).

Yes ☐         No ☒

As of August 10, 2016, the latest practicable date, 691,287 shares of the registrant’s no par value common stock were outstanding.

CITIZENS INDEPENDENT BANCORP, INC.

FORM 10-Q

For the Six Month Periods Ended June 30, 2016 and 2015

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	(unaudited)
	June 30, 2016	December 31, 2015

ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$4,745	$5,307
Federal funds sold	8,994	4,064
Total cash and cash equivalents	13,739	9,371

Securities available for sale	8,215	14,013
Other investment securities	859	859
Loans held for sale	230	-

Loans	147,258	149,231
Allowance for loan losses	(1,991)	(2,078)
Net loans	145,267	147,153

Premises and equipment, net	3,456	2,977
Accrued interest receivable	300	285
Other real estate owned	22	238
Other assets	8,911	8,899
TOTAL ASSETS	$180,999	$183,795

LIABILITIES
Deposits
Noninterest bearing	$31,378	$26,116
Interest bearing	127,459	136,209
Total deposits	158,837	162,325

Borrowed funds	2,309	2,569
Accrued interest payable	572	759
Other liabilities	802	783
TOTAL LIABILITIES	162,520	166,436

SHAREHOLDERS' EQUITY
Cumulative preferred stock of no par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock of no par value; 2,000,000 shares authorized, 745,667 shares issued and 691,287 shares outstanding at June 30, 2016 and 721,998 shares issued and 667,618 shares outstanding at December 31, 2015	14,964	14,296
Common stock warrants; 0 warrants issued and outstanding at June 30, 2016 and 119,003 warrants issued and 67,985 outstanding at December 31, 2015	-	108
Retained earnings	10,580	10,112
Treasury stock, at cost, 54,380 shares at June 30, 2016 and December 31, 2015, respectively	(6,590)	(6,590)
Accumulated other comprehensive income (loss)	(475)	(567)
TOTAL SHAREHOLDERS' EQUITY	18,479	17,359

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$180,999	$183,795

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$1,911	$1,941	$3,877	$3,835
Interest and dividends on investment securities	43	109	98	234
Interest on federal funds sold	12	6	17	13
TOTAL INTEREST INCOME	1,966	2,056	3,992	4,082

INTEREST EXPENSE
Interest on deposits	173	223	349	472
Interest on borrowed funds	33	91	68	190
TOTAL INTEREST EXPENSE	206	314	417	662

NET INTEREST INCOME	1,760	1,742	3,575	3,420

Provision for loan losses	-	-	-	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,760	1,742	3,575	3,420

NONINTEREST INCOME
Service charges	110	103	197	188
Net gain on sale of securities	-	58	15	148
Net gain on sale of loans	4	-	11	-
Net gain (loss) on sale of other real estate owned	82	1	166	(45)
Credit card income and fees	90	90	177	173
Other	72	58	213	123
TOTAL NONINTEREST INCOME	358	310	779	587

NONINTEREST EXPENSE
Salaries and employee benefits	810	762	1,665	1,574
Net occupancy and equipment expense	199	224	429	477
Other real estate owned expense	14	35	72	60
FDIC insurance expense	60	46	118	126
Legal and professional fees	85	100	182	198
Data processing	94	92	181	186
Advertising	54	55	109	97
Examinations and audits	80	79	164	156
Directors fees	53	51	111	112
Other operating expenses	325	408	716	681
TOTAL NONINTEREST EXPENSE	1,774	1,852	3,747	3,667

INCOME BEFORE INCOME TAXES	344	200	607	340

Income tax expense	94	51	139	88

NET INCOME	$250	$149	$468	$252

Basic earnings per common share	$0.37	$0.23	$0.69	$0.40
Diluted earnings per common share	$0.37	$0.23	$0.69	$0.40

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(Dollars in thousands)
	Three Months Ended
	June 30,
	2016	2015

Net income	$250	$149

Other comprehensive income (loss), net of tax:

Net unrealized holding gain (loss) on securities available for sale, net of income taxes of $14 and $(57) for the three month periods ended June 30, 2016 and 2015, respectively	26	(110)

Reclassification for gains recognized on sale of securities available for sale, net of income taxes of $0 and $19 for the three month periods ended June 30, 2016 and 2015, respectively	-	(39)
Other comprehensive income (loss)	26	(149)
Comprehensive income	$276	$-

	Six Months Ended
	June 30,
	2016	2015

Net income	$468	$252

Other comprehensive income (loss), net of tax:

Net unrealized holding gain (loss) on securities available for sale, net of income taxes of $53 and $20 for the six month periods ended June 30, 2016 and 2015, respectively	102	39

Reclassification for gains recognized on sale of securities available for sale, net of income taxes of $5 and $50 for the six month periods ended June 30, 2016 and 2015, respectively	(10)	(98)
Other comprehensive income (loss)	92	(59)
Comprehensive income	$560	$193

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	(Dollars in thousands)
	Six Months Ended
	June 30,
	2016	2015

Balance at beginning of period	$17,359	$14,837

Exercise of common stock warrants - 23,669 shares in 2016 and 42,656 shares in 2015	560	974

Issuance of common stock - 28,675 shares in 2015	-	656

Net income	468	252
Other comprehensive income (loss)	92	(59)

Balance at end of period	$18,479	$16,660

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(Dollars in thousands)
	Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$468	$252
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	-	-
Depreciation and amortization	165	143
Deferred income taxes	139	88
Investment securities amortization (accretion), net	27	76
Provision for loss on real estate owned	15	-
Change in value of bank owned life insurance	(56)	(4)
Net (gain) loss on sale of other real estate owned	(166)	45
Net (gain) loss on sale of investments	(15)	(148)
Net (gain) loss on sale of substandard loans	(56)	-
Net (gain) loss on disposition of premises and equipment	67	-
Net (gain) loss on sale of loans	(11)	-
Proceeds from sale of loans	587	-
Loans originated for sale	(806)	-
Net change in:
Accrued interest receivable	(15)	36
Accrued interest payable	(187)	(326)
Other assets	(145)	17
Other liabilities	19	68
Net cash provided by operating activities	30	247

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available for sale securities	-	(3,084)
Proceeds from maturities of available for sale securities	1,887	2,413
Proceeds from sales of available for sale securities	4,040	5,587
Proceeds from sale of substandard loans	651	-
Net change in loans	1,269	1,417
Proceeds from sale of other real estate owned	389	769
Purchases for construction of new branch	(574)	-
Purchases of premises and equipment	(136)	(76)
Net cash provided by investing activities	7,526	7,026

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(3,488)	(8,923)
Payments on loans payable	(260)	(138)
Proceeds from issuance of common stock and warrants	560	974
Net cash provided by (used in) financing activities	(3,188)	(8,087)

Net increase (decrease) in cash and cash equivalents	4,368	(814)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,371	16,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,739	$15,819

Supplemental Disclosure of Cash Flows
Cash paid during the period for:
Interest	$604	$988
Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$22	$107
Short term debt converted to common stock	$-	$656
Receivable from sale of available for sale securities	$-	$5,655

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.
LOGAN, OHIO
Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Citizens Independent Bancorp, Inc. (the Bancorp), a bank holding company for The Citizens Bank of Logan (the Bank), collectively referred to as the “Company” is engaged in the business of commercial and retail banking services with operations conducted through offices in Hocking and Athens Counties, Ohio. These communities and surrounding areas are the source of substantially all the Company's deposit and loan activities. Secured loans are secured by business assets, consumer assets, residential real estate, and non-residential real estate. The majority of Company income is derived from commercial, real estate, and retail lending activities and investments. Other financial instruments, which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

In October 2012, the Bank entered into publicly available Consent Orders with the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (DFI) (collectively referred to as the Orders), which required the Bank to take a number of actions. In October 2015, the Orders were lifted and the Bank entered into a Memorandum of Understanding with the FDIC and DFI. Significant among the ongoing required actions was the development of a capital plan resulting in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its total assets at a minimum of 8.00% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. The Bank is also required to obtain approval from the FDIC and DFI prior to the payment of any dividends.

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

Basis of Financial Statement Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Common Stock Warrants

In June 2014, the Company issued warrants to purchase 119,003 shares of common stock in connection with the issuance of common stock in the stock offering campaign. These warrants entitled the holder to purchase the Company’s common stock at 90% of the prior month’s closing book value. Valid for a period of two years, the warrants expired June 25, 2016. Allocated value of these common stock warrants was based on the Black Scholes methodology. A total of 74,687 of the 119,003 total warrants issued were exercised.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle will be achieved using a five step process. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)” which amends the effective date for the Company from January 1, 2017 to January 1, 2018. The adoptions of ASU No. 2014-09 and ASU No. 2015-14 are not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires organizations to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principles. This ASU will become effective for the Company for interim and annual periods on January 1, 2019. Management is currently evaluating the potential impact of ASU No. 2016-02 on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326).” This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new Current Expected Credit Losses model (CECL) will apply to the allowance for loan losses, available-for-sale and held to maturity debt securities, purchased financial assets with credit deterioration, and certain off-balance sheet credit exposures. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU will become effective for the Company for interim and annual periods on January 1, 2020. Management is currently evaluating the potential impact of ASU No. 2016-13 on the Company’s consolidated financial statements.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share are net income available to common shareholders divided by the weighted average common shares outstanding during the period. The factors used in the earnings per share computation for the three and six month periods ended June 30, 2016 and 2015 follow:

	(Dollars in thousands, except per share data)
	Three Months Ended
	June 30,
	2016	2015
Net income	$250	$149
Weighted average common shares outstanding	678,058	648,397
Basic earnings per common share	$0.37	$0.23
Total shares and warrants	678,058	656,668
Diluted earnings per common share	$0.37	$0.23

	Six Months Ended
	June 30,
	2016	2015
Net income	$468	$252
Weighted average common shares outstanding	673,770	626,245
Basic earnings per common share	$0.69	$0.40
Total shares and warrants	673,770	636,097
Diluted earnings per common share	$0.69	$0.40

NOTE 3 - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:

	(Dollars in thousands)
	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S.government securities	$-	$-	$-	$-	$1,005	$-	$-	$1,005
U.S. government federal agencies	2,245	9	-	2,254	6,571	3	(39)	6,535
State and local governments	1,767	39	-	1,806	1,774	9	-	1,783
Mortgage backed securities	4,145	22	(12)	4,155	4,745	4	(59)	4,690
Total	$8,157	$70	$(12)	$8,215	$14,095	$16	$(98)	$14,013

The following is a summary of contractual maturities of securities available for sale as of June 30, 2016:

	(Dollars in thousands)
	Securities available for sale
	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$251	$252
After one year through five years	2,537	2,552
After five years through ten years	1,241	1,276
After ten years	4,128	4,135
Total	$8,157	$8,215

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the first quarter of 2016, the Company sold available for sale securities, U.S. Treasury and Agencies, totaling $4.0 million with a weighted average yield of 1.00% and weighted average maturity of 1.9 years. The net realized gain on these transactions was $15 thousand.

Investment securities with a carrying amount of approximately $2,160,000 and $2,848,000 were pledged to secure deposits as required or permitted by law at June 30, 2016 and December 31, 2015, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

.

	(Dollars in thousands)
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2016
U.S. government federal agencies	$-	$-	$-	$-	$-	$-
Mortgage backed securities	-	-	1,268	(12)	1,268	(12)
Total	$-	$-	$1,268	$(12)	$1,268	$(12)

December 31, 2015
U.S. government federal agencies	$4,981	$(39)	$-	$-	$4,981	$(39)
Mortgage backed securities	3,115	(28)	1,388	(31)	4,503	(59)
Total	$8,096	$(67)	$1,388	$(31)	$9,484	$(98)

As of June 30, 2016, the investment portfolio contains unrealized losses of mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government. As management has the ability to hold debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the periods indicated:

	(Dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Allowance at beginning of period	$2,031	$3,443	$2,078	$3,869
Provision for credit losses	-	-	-	-
Charge-offs:
Commercial	64	1,001	74	1,422
Real Estate	-	38	-	42
Consumer	7	30	71	59
Total charge-offs	$71	$1,069	$145	$1,523

Recoveries:
Commercial	19	27	30	39
Real Estate	1	-	2	-
Consumer	11	13	26	29
Total Recoveries	31	40	58	68
Allowance at end of period	$1,991	$2,414	$1,991	$2,414

The following table presents the recorded investment with respect to loans and the related allowance by portfolio segment at the dates indicated:

	(Dollars in thousands)
	Collectively Evaluated		Individually Evaluated		Total
	Allowance for loan losses	Recorded Investment In loans	Allowance for loan losses	Recorded Investment In loans	Allowance for loan losses	Recorded investment in loans
June 30, 2016
Commercial	$1,312	$79,289	$214	$862	$1,526	$80,151
Real estate	188	42,040	35	399	223	42,439
Consumer	213	24,555	29	113	242	24,668
Total	$1,713	$145,884	$278	$1,374	$1,991	$147,258

December 31, 2015
Commercial	$1,479	$80,293	$150	$1,854	$1,629	$82,147
Real estate	196	42,993	44	408	240	43,401
Consumer	209	23,683	-	-	209	23,683
Total	$1,884	$146,969	$194	$2,262	$2,078	$149,231

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

5 – Special Mention - The weighted overall risk associated with this credit is considered higher than normal (but still acceptable) or the loan possesses deficiencies, which corrective action by the Bank would remedy, thereby reducing risk.

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at June 30, 2016 and December 31, 2015.

Commercial Credit Exposure

Credit risk profile by credit worthiness category

		(Dollars in thousands)
	Commercial		Commercial
	Mortgage		Other
Category	06/30/16	12/31/15	06/30/16	12/31/15

Pass	$62,968	$61,612	$11,773	$12,123
5	250	984	171	186
6	4,390	6,686	599	557
7	-	-	-	-
Total	$67,608	$69,282	$12,543	$12,866

Consumer Credit Exposure

Credit risk by credit worthiness category

	(Dollars in thousands)
	Residential		Consumer		Consumer		Consumer
	Real Estate		Equity		Auto		Other
Category	06/30/16	12/31/15	06/30/16	12/31/15	06/30/16	12/31/15	06/30/16	12/31/15

Pass	$42,127	$42,690	$11,298	$10,049	$11,924	$11,999	$1,430	$1,512
5	-	373	-	59	-	38	-	-
6	312	338	-	7	16	18	-	-
7	-	-	-	-	-	-	-	-
Total	$42,439	$43,401	$11,298	$10,115	$11,940	$12,055	$1,430	$1,512

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing commercial, real estate, and consumer loans. The following table sets forth certain information regarding the Bank’s impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods indicated:

	(Dollars in thousands)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
June 30, 2016
With no related allowance recorded:
Commercial mortgage	$626	$666	$-
Commercial other	123	123	-
Residential real estate	301	302	-
Consumer:
Equity	-	-	-
Auto	49	50	-
Subtotal	1,099	1,141	-

With an allowance recorded:
Commercial mortgage	$630	$640	$214
Commercial other	-	-	-
Residential real estate	399	400	35
Consumer:
Equity	113	113	29
Auto	-	-	-
Subtotal	1,142	1,153	278
Total	$2,241	$2,294	$278

December 31, 2015
With no related allowance recorded:
Commercial mortgage	$1,324	$1,886	$-
Commercial other	38	37	-
Residential real estate	315	316	-
Consumer:
Equity	-	-	-
Auto	89	90	-
Subtotal	1,766	2,329	-

With an allowance recorded:
Commercial mortgage	997	1,100	150
Commercial other	-	-	-
Residential real estate	408	409	44
Consumer:
Equity	-	-	-
Auto	-	-	-
Subtotal	1,405	1,509	194
Total	$3,171	$3,838	$194

The following tables present the average recorded investments in impaired loans and the amount of interest income recognized on impaired loans after impairment by class for the periods indicated:

			(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Three Month Period
Ended June 30, 2016
Commercial:
Mortgage	$677	$1	$895	$4	$1,572	$5
Other	80	-	-	-	80	-
Residential real estate	305	4	401	2	706	6
Consumer:
Equity	-	-	56	-	56	-
Auto	52	1	-	-	52	1
Other	-	-	-	-	-	-
Total	$1,114	$6	$1,352	$6	$2,466	$12

Three Month Period
Ended June 30, 2015
Commercial:
Mortgage	$2,946	$1	$2,452	$6	$5,398	$7
Other	50	1	61	-	111	1
Residential real estate	237	1	478	4	715	5
Consumer:
Equity	3	-	151	3	154	3
Auto	98	1	-	-	98	1
Other	-	-	-	-	-	-
Total	$3,334	$4	$3,142	$13	$6,476	$17

			(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Six Month Period
Ended June 30, 2016
Commercial:
Mortgage	$892	$3	$929	$8	$1,821	$11
Other	66	1	-	-	66	1
Residential real estate	308	7	403	3	711	10
Consumer:
Equity	-	-	38	-	38	-
Auto	65	2	-	-	65	2
Other	-	-	-	-	-	-
Total	$1,331	$13	$1,370	$11	$2,701	$24

Six Month Period
Ended June 30, 2015
Commercial:
Mortgage	$4,306	$25	$2,669	$12	$6,975	$37
Other	56	1	88	-	144	1
Residential real estate	232	4	466	9	698	13
Consumer:
Equity	7	-	151	5	158	5
Auto	101	2	-	-	101	2
Other	-	-	-	-	-	-
Total	$4,702	$32	$3,374	$26	$8,076	$58

The following tables summarize information relative to loan modifications determined to be troubled debt restructurings (TDRs) during the periods indicated:

		(Dollars in thousands)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment
Three months ended June 30, 2016
Commercial mortgage	-	$-	$-
Residential real estate	-	-	-
Consumer:
Equity	1	113	113
Auto	-	-	-
Other	2	88	88
Total	3	$201	$201

Three months ended June 30, 2015
Commercial mortgage	-	$-	$-
Residential real estate	2	166	166
Consumer:
Equity	-	-	-
Auto	2	21	21
Other	-	-	-
Total	4	$187	$187

		(Dollars in thousands)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment
Six months ended June 30, 2016
Commercial mortgage	1	$12	$12
Residential real estate	-	-	-
Consumer:
Equity	1	113	113
Auto	-	-	-
Other	2	88	88
Total	4	$213	$213

Six months ended June 30, 2015
Commercial mortgage	1	$169	$169
Residential real estate	2	166	166
Consumer:
Equity	-	-	-
Auto	6	40	40
Other	-	-	-
Total	9	$375	$375

(1)	– Pre-modification balance is calculated using the loan balance on the day prior to modification as TDR.

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

During the six month period ended June 30, 2016, loans were modified by either a reduction in interest rates or a change in the contractual maturity date of the note. Three loans were modified with reduced interest rates and the contractual maturity date of one loan was extended.

During the six month period ended June 30, 2015, loans were modified by either a reduction in interest rates or a change in the contractual maturity date of the note. Six loans were modified with reduced interest rates and the contractual maturity date of three loans was extended.

Loans modified as a TDR may already be on nonaccrual status and partial charge-offs may have, in some cases, been taken against the outstanding loan balance. The allowance for impaired loans that have been modified as a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows, discounted at the loan’s original effective interest rate. Management exercises significant judgment in developing these determinations.

There have been no loans, which were modified as a TDR within the previous twelve months that have subsequently defaulted as of June 30, 2016.

The following table presents the loan portfolio by class summarized by aging categories, at June 30, 2016 and December 31, 2015:

	(Dollars in thousands)						Recorded Investment
	30-59	60-89	>90				>90 Days
	Days	Days	Days	Total		Total	and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
June 30, 2016
Commercial:
Mortgage	$850	$319	$97	$1,266	$66,342	$67,608	$-
Other	-	-	3	3	12,540	12,543	-
Residential real estate	956	59	-	1,015	41,424	42,439	-
Consumer:
Equity	9	-	-	9	11,289	11,298	-
Auto	116	12	-	128	11,812	11,940	-
Other	-	-	-	-	1,430	1,430	-
Total	$1,931	$390	$100	$2,421	$144,837	$147,258	$-

December 31, 2015
Commercial:
Mortgage	$628	$433	$196	$1,257	$68,025	$69,282	$-
Other	11	-	-	11	12,855	12,866	-
Residential real estate	449	33	-	482	42,919	43,401	-
Consumer:
Equity	23	-	-	23	10,092	10,115	-
Auto	138	17	-	155	11,900	12,055	-
Other	2	9	-	11	1,501	1,512	-
Total	$1,251	$492	$196	$1,939	$147,292	$149,231	$-

The following summarizes by loan class, the loans on nonaccrual status at June 30, 2016 and December 31, 2015:

	(Dollars in thousands)
	June 30,	December 31,
	2016	2015
Commercial:
Mortgage	$604	$1,334
Other	3	3
Residential real estate	1	3
Consumer:
Equity	-	-
Auto	11	10
Other	-	-
Total	$619	$1,350

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

In April and June, 2016, proceeds from the sales of OREO properties held at the Bancorp level were applied to the remaining Note B, reducing the balance by $146 thousand.

Other Borrowings

(Dollars in thousands)
Description	Balance of Loan as of 06/30/16	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$477	4.75%	Monthly	Amortizing	11/21/2019
Loan 2	$333	4.25%	Monthly	Amortizing	6/25/2019
Loan 3 (Note B)	$1,499	6.00%	Monthly	Interest Only	8/4/2021

NOTE 7 – EMPLOYEE BENEFIT PLANS

The bank has a qualified noncontributory defined benefit pension plan, which covers certain employees. The benefits are primarily based on years of service and earnings.

The following table presents the components of the net periodic pension cost of the defined benefit plan.

	(Dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net periodic pension cost:
Interest cost on projected benefit obligation	$14	$14	$28	$27
Expected return on plan assets	(20)	(11)	(40)	(22)
Settlement loss	-	-	-	-
Net amortization of deferral of (gains) losses	18	17	37	34
Net periodic pension cost	$12	$20	$25	$39

NOTE 8 – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Accordingly, investment securities available for sale and loans held for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a nonrecurring basis, such as impaired loans and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or writedowns of individual assets.

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

The following are assets and liabilities that were accounted for or disclosed at fair value on a recurring basis:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Assets:
Available for sale securities:
U.S. government securities	$-	$-	$-	$-
U.S. government federal agencies	2,254	-	2,254	-
State and local governments	1,806	-	1,806	-
Mortgage backed securities	4,155	-	4,155	-
Total securities available for sale	$8,215	$-	$8,215	$-
Loans held for sale	$230	$-	$230	$-

December 31, 2015
Assets:
Securities available for sale
U.S. government securities	$1,005	$1,005	$-	$-
U.S. government federal agencies	6,535	-	6,535	-
State and local governments	1,783	-	1,783	-
Mortgage backed securities	4,690	-	4,690	-
Total securities available for sale	$14,013	$1,005	$13,008	$-

The following describes the valuation techniques used to measure certain financial assets and liabilities recorded at fair value on a nonrecurring basis in the financial statements.

Impaired loans - The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may need to be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. As of June 30, 2016, the fair value of substantially all of the impaired loans was estimated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as nonrecurring Level 3. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

Other real estate owned (OREO) - OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the consolidated balance sheet at the lower of the investment in the real estate or its fair value less estimated selling costs. The fair value of OREO is determined on a nonrecurring basis generally utilizing current appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data (Level 2). However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal. Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data, as well as general economic trends (Level 3). Upon foreclosure, any fair value adjustment is charged against the allowance for loan losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense in the consolidated statements of income.

The following are assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis:

		(Dollars in thousands)
		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Assets:
Impaired loans
Commercial mortgage	$1,042	$-	$-	$1,042
Commercial other	123	-	-	123
Residential real estate	665	-	-	665
Consumer equity	84	-	-	84
Consumer auto	49	-	-	49
Total impaired loans	1,963	-	-	1,963

Other real estate owned
Residential	22	-	-	22
Commercial	-	-	-	-
Total other real estate owned	$22	$-	$-	$22

December 31, 2015
Assets:
Impaired loans
Commercial mortgage	$2,171	$-	$-	$2,171
Commercial other	38	-	-	38
Residential real estate	679	-	-	679
Consumer equity	-	-	-	-
Consumer auto	89	-	-	89
Total impaired loans	$2,977	$-	$-	$2,977

Other real estate owned
Residential	15	-	-	15
Commercial	223	-	-	223
Total other real estate owned	$238	$-	$-	$238

The quantitative information about Level 3 fair value measurements for financial assets and liabilities measured at fair value on a nonrecurring basis is as follows:

	(Dollars in thousands)
	Fair Value	Valuation Technique	Significant Unobservable Input	Range
June 30, 2016
Impaired loans
Commercial mortgage	$1,042	Appraisal of Collateral	Appraisal Adjustment	Up to 17%
Commercial other	123	Appraisal of Collateral	Appraisal Adjustment	*
Residential real estate	665	Appraisal of Collateral	Appraisal Adjustment	Up to 5%
Consumer:
Equity	84	Appraisal of Collateral	Appraisal Adjustment	Up to 26%
Auto	49	Appraisal of Collateral	Appraisal Adjustment	*

Other real estate owned
Residential	22	Appraisal of Property	Appraisal Adjustment	*
Commercial	-	Appraisal of Property	Appraisal Adjustment	*

December 31, 2015
Impaired loans
Commercial mortgage	$2,171	Appraisal of Collateral	Appraisal Adjustment	Up to 6%
Commercial other	38	Appraisal of Collateral	Appraisal Adjustment	*
Residential real estate	679	Appraisal of Collateral	Appraisal Adjustment	Up to 6%
Consumer:
Equity	-	Appraisal of Collateral	Appraisal Adjustment	*
Auto	89	Appraisal of Collateral	Appraisal Adjustment	*

Other real estate owned
Residential	15	Appraisal of Property	Appraisal Adjustment	*
Commercial	223	Appraisal of Property	Appraisal Adjustment	Up to 45%
		* There are no related allowances for these classifications

The following methods and assumptions were used to estimate the fair value disclosures for other financial instruments as of June 30, 2016 and December 31, 2015:

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

The estimated fair value of the financial instruments is as follows:

			Fair Value Measurements Using
			Quoted
	(Dollars in thousands)		Prices in
			Active	Significant
			Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets/Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Financial assets:
Cash and cash equivalents	$13,739	$13,739	$-	$13,739	$-
Securities available for sale	8,215	8,215	-	8,215	-
Other investment securities	859	859	-	-	859
Loans held for sale	230	230	-	230	-
Loans, net	145,267	150,832	-	-	150,832
Accrued interest receivable	300	300	-	-	300
Bank owned life insurance	3,376	3,376	-	3,376	-

Financial liabilities:
Noninterest bearing deposits	$31,378	$31,378	$-	$31,378	$-
Interest bearing deposits	127,459	128,720	-	128,720	-
Borrowed funds	2,309	2,309	-	2,309	-
Accrued interest payable	572	572	-	-	572

December 31, 2015
Financial assets:
Cash and cash equivalents	$9,371	$9,371	$-	$9,371	$-
Securities available for sale	14,013	14,013	1,005	13,008	-
Other investment securities	859	859	-	-	859
Net loans	147,153	149,355	-	-	149,355
Accrued interest receivable	285	285	-	-	285
Bank owned life insurance	3,320	3,320	-	3,320	-

Financial liabilities:
Noninterest bearing deposits	$26,116	$26,116	$-	$26,116	$-
Interest bearing deposits	136,209	137,174	-	137,174	-
Borrowed funds	2,569	2,569	-	2,569	-
Accrued interest payable	759	759	-	-	759

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

Management’s Discussion and Analysis as of June 30, 2016

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

Citizens Bank is engaged in the business of commercial and retail banking. The Bank’s primary market area is Hocking, Fairfield, and Athens Counties, Ohio. The Bank serves this market through four full service locations, which include the Bank’s main office located at 188 West Main Street, Logan, Hocking County, Ohio, and one limited service location. The Bank maintains drive-up facilities, as well as ATM equipment at all branches. In a cost saving project, the Bank is presently constructing a new full service branch. This branch will consolidate an existing full service facility and a limited service location, both of which will be closed. The principal economic activities in the Bank’s market area include manufacturing, the service sector for local universities, tourism, construction, healthcare, retailing, and food services. The Bank grants residential real estate, commercial real estate, commercial and industrial, and consumer loans to customers primarily located in the Bank’s footprint of Hocking, Athens, and Fairfield counties.

In October 2012, the Bank entered into publicly available Consent Orders with the FDIC and DFI, which required the Bank to take a number of actions. In October 2015, the Consent Orders were lifted and the Bank entered into a Memorandum of Understanding with the FDIC and DFI. Significant among the ongoing required actions was the development of a capital plan resulting in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its total assets at a minimum of 8.00% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. The Bank is also required to obtain approval from the FDIC and DFI prior to the payment of any dividends.

On July 5, 2011, the Holding Company entered into a memorandum of understanding (the FRB 2011 MOU) with the FRB. The FRB 2011 MOU prohibits the Holding Company, without prior approval of the FRB, from: declaring or paying cash dividends, taking dividends or any other form of payment representing a reduction in the Bank’s capital, incurring, increasing, or guaranteeing any debt, or purchasing or redeeming any shares. The FRB 2011 MOU remains in effect.

Management’s Discussion and Analysis is intended to provide shareholders with a more comprehensive analysis of the issues facing management than can be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and selected financial data elsewhere in this filing.

The Bank’s profitability, as with most financial institutions, is significantly dependent upon net interest income, which is the difference between interest received on interest earning assets, such as loans and securities and the interest paid on interest bearing liabilities, principally deposits and borrowings. During a period of economic slowdown, the lack of interest income from non-performing assets and additional provision for loan losses can greatly reduce profitability. Results of operations are also impacted by noninterest income, such as service charges on deposit accounts and fees on other services, income from lending services, as well as noninterest expense, such as salaries and employee benefits, occupancy expense, professional and other services, and other expenses.

For the six months ended June 30, 2016, the Company earned net income of $468 thousand or $0.69 per share, compared to net income of $252 thousand or $0.40 per share for the six months ended June 30, 2015.

Key items affecting the Company’s results for the first six months of 2016:

•	Net interest income increased by $155 thousand period-over-period for the six months ended June 30, 2016 from the six months ended June 30, 2015. A $90 thousand decline in interest income was offset by a $245 thousand decrease in interest expense.
•	Noninterest income increased by $192 thousand to $779 thousand for the six months ended June 30, 2016 from the six months ended June 30, 2015. The period to period increase can be attributed to higher gains on the sale of repossessed assets, partially offset by lower gains on the sale of available for sale securities. Sales of repossessed assets resulted in a gain of $166 thousand for the six month period in 2016 versus losses of $45 thousand for the six month period in 2015.
•	Noninterest expense increased $80 thousand for the six months ended June 30, 2016 in comparison to the six months ended June 30, 2015, totaling just over $3.7 million in 2016 and just under $3.7 million in 2015.
•	Non-performing loans were lower by $0.7 million at June 30, 2016 relative to December 31, 2015, totaling $0.6 million and $1.3 million, respectively. The period-over-period activity primarily consisted of the pay-off of three credits totaling $773 thousand and the upgrade of one credit totaling $191 thousand, offset by the downgrade of one credit totaling $324 thousand.
•	Gross loans declined $2.0 million, or 1.3%, to $147.2 million as of June 30, 2016 from $149.2 million as of December 31, 2015. The decline results from loan originations of $11.1 million offset by $13.1 million in principal reductions received during the first six months of 2016. Non-performing loans made up $0.8 million of these principal reductions.
•	Deposits were down $3.5 million from year end balances to $158.8 million as of June 30, 2016 from $162.3 million as of December 31, 2015.
•	Shareholders’ equity of the Company increased $1.1 million, or 6.5%, to $18.5 million as of June 30, 2016 from the December 31, 2015 equity position. This increase was due to net proceeds from the exercise of outstanding common stock warrants totaling $560 thousand, net income of $468 thousand, plus an increase of $92 thousand in accumulated other comprehensive income resulting from the recognition in equity of an unrealized gain on the Company’s available for sale investment portfolio during the first six months of 2016. Leverage Capital and Total Capital at the Bank were 8.73% and 13.59%, respectively, as of June 30, 2016 and 8.23% and 13.14%, respectively, as of December 31, 2015.

Comparison of Results of Operations for the Six Months Ended June 30, 2016 and June 30, 2015

For the six months ended June 30, 2016, the Company earned net income of $468 thousand, a $216 thousand increase from the $252 thousand net income reported for the six months ended June 30, 2015. The increase in profitability can primarily be attributed to a $155 thousand increase in net interest income relative to the first six months of 2015 and an increase in noninterest income of $192 thousand only partially offset by an increase in noninterest expense of $80 thousand. Federal income tax provisions were $139 thousand for the first six months of 2016 versus only $88 thousand during the comparable period in 2015.

Distribution of Assets, Liabilities, and Shareholders' Equity

For the six months ended June 30,

	(Dollars in thousands)
	2016			2015
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Earning Assets:
Loans receivable (1), (2), (4)	$146,504	$3,877	5.29%	$141,728	$3,835	5.41%
Securities (3)	9,352	81	1.73%	26,067	217	1.66%
Fed funds sold	6,741	17	0.50%	11,426	13	0.23%
FHLB stock	859	17	3.96%	859	17	3.96%
Total interest-earning assets	163,456	3,992	4.88%	180,080	4,082	4.53%
Non-interest-earning assets	17,123			17,151
Total Assets	$180,579			$197,231

Interest-Bearing Liabilities:
Interest-bearing deposits	126,022	349	0.55%	150,268	472	0.63%
Other borrowings	2,445	68	5.56%	5,534	190	6.87%
Total interest-bearing liabilities	128,467	417	0.65%	155,802	662	0.85%
Non-interest-bearing liabilities	32,816			22,525
Total including non-interest-bearing demand deposits	161,283	417		178,327	662
Other non-interest liabilities	1,398			2,788
Total Liabilities	162,681			181,115
Shareholders' equity	17,898			16,116
Total liabilities and shareholders' equity	$180,579			$197,231
Net interest income; interest rate spread		$3,575	4.23%		$3,420	3.68%
Net interest margin			4.37%			3.80%
Average interest-earning assets to average interest-bearing liabilities			127.24%			115.58%

(1) Loan fees are immaterial amounts.

(2) Nonaccrual loans are included in average loan balance.

(3) Interest income for tax-exempt securities is not calculated on a tax-exempt basis.

(4) Loans receivable includes loans held for sale.

Interest income for the six months ended June 30, 2016 was $4.0 million, a $90 thousand, or 2.2%, decrease from that earned during the six months ended June 30, 2015. The yield on earning assets increased 35 basis points to 4.88% for the six months ended June 30, 2016 from 4.53% for the six months ended June 30, 2015. Interest income earned from the loan portfolio increased $42 thousand, or 1.1%, to $3.9 million for the six months ended June 30, 2016 from $3.8 million for the six months ended June 30, 2015. The increase in interest income from the loan portfolio can be attributed to an increase in average loan balances of $4.8 million, or 3.4%. The yield on loans decreased 12 basis points to 5.29% for the six months ended June 30, 2016 relative to the 5.41% earned for the six months ended June 30, 2015.

Interest income from the investment portfolio declined $136 thousand, or 62.7%, to $81 thousand for the six months ended June 30, 2016 from $217 thousand for the six months ended June 30, 2015. Average assets for the securities portfolio declined $16.7 million and the yield increased by 7 basis points. Securities sales during the six month period ending June 30, 2016 totaled $4.0 million at a weighted average yield of 1.00% and a weighted average maturity of 1.9 years. Securities sales during the six month period ending June 30, 2015 totaled $11.1 million and purchases were $3.1 million. Securities gains recognized during the first two quarters of 2015 were $148 thousand.

Interest expense for the six months ended June 30, 2016 was $417 thousand, a $245 thousand, or 37.0%, decrease from the $662 thousand in interest expense for the six months ended June 30, 2015. Interest expense for deposits declined $123 thousand, or 26.1%, to $349 thousand for the six months ended June 30, 2016. Average balances of interest bearing deposits decreased by $24.2 million, or 16.1%, to $126.0 million at June 30, 2016 from $150.2 million at June 30, 2015.

Interest expense for other borrowings was $68 thousand for the six months ended June 30, 2016 and $190 thousand for the six months ended June 30, 2015. In February 2015, the Company issued $656 thousand of common stock, retiring a like amount of debt, and reducing the interest rate on a portion of the remaining debt. Principal payments reduced the average outstanding debt to $2.4 million as of June 30, 2016 from $5.5 million as of June 30, 2015.

Net interest margins continue to be under heavy pressure as higher yielding loans reprice downward, are refinanced at lower rates, or paid off early. During the first six months of 2016, loans totaling $9.9 million have repriced at a net increase of 2 basis points, mostly due to the repricing of home equity loans from their initial teaser rates. The Bank has continued to drive the composition of the loan portfolio towards variable rate loans as protection against rising interest rates. Although striving to originate conforming residential mortgage loans, management is retaining a larger percentage of these mortgage loans in-house rather than selling to the secondary market. The loan mix resulting from holding these typically variable rate loans in the portfolio will depress the net interest margin in the short term, but should be additive as they begin to reprice. The loan portfolio currently consists of 69.3% variable rate loans. The Bank has reduced interest rates paid on a large group of deposit accounts and continues to monitor certificate of deposit rates versus our peers. Effects of these deposit cost initiatives are now being felt.

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and June 30, 2015

For the three months ended June 30, 2016, the Company earned net income of $250 thousand, a $101 thousand increase from the $149 thousand net income reported for the three months ended June 30, 2015. Net interest income increased $18 thousand (1.0%) during the second quarter of 2016 versus the second quarter of 2015, noninterest income increased $48 thousand, and noninterest expense decreased $78 thousand. Federal income tax expense of $94 thousand in the second quarter of 2016 was $43 thousand (84.3%) greater than that recorded in the second quarter of 2015.

Distribution of Assets, Liabilities, and Shareholders' Equity

For the three months ended June 30,

	(Dollars in thousands)
	2016			2015
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Earning Assets:
Loans receivable (1), (2), (4)	$145,719	$1,911	5.25%	$140,943	$1,941	5.51%
Securities (3)	8,295	34	1.64%	24,158	100	1.66%
Fed funds sold	9,373	12	0.51%	11,733	6	0.20%
FHLB stock	859	9	4.19%	859	9	4.19%
Total interest-earning assets	164,246	1,966	4.79%	177,693	2,056	4.63%
Non-interest-earning assets	17,253			17,138
Total Assets	$181,499			$194,831

Interest-Bearing Liabilities:
Interest-bearing deposits	118,969	173	0.58%	147,031	223	0.61%
Other borrowings	2,358	33	5.60%	5,389	91	6.75%
Total interest-bearing liabilities	121,327	206	0.68%	152,420	314	0.82%
Non-interest-bearing liabilities	40,612			23,067
Total including non-interest-bearing demand deposits	161,939	206		175,487	314
Other non-interest liabilities	1,369			2,681
Total Liabilities	163,308			178,168
Shareholders' equity	18,191			16,663
Total liabilities and shareholders' equity	$181,499			$194,831
Net interest income; interest rate spread		$1,760	4.11%		$1,742	3.81%
Net interest margin			4.29%			3.92%
Average interest-earning assets to average interest-bearing liabilities			135.37%			116.58%

(1) Loan fees are immaterial amounts.

(2) Nonaccrual loans are included in average loan balance.

(3) Interest income for tax-exempt securities is not calculated on a tax-exempt basis.

(4) Loans receivable includes loans held for sale.

Interest income for the three months ended June 30, 2016 was $2.0 million, a $90 thousand, or 4.4%, decrease from that earned during the three months ended June 30, 2015. The yield on earning assets improved 16 basis points to 4.79% for the three months ended June 30, 2016 from 4.63% for the three months ended June 30, 2015. Interest income earned from the loan portfolio decreased $30 thousand, or 1.5%, for the three months ended June 30, 2016 relative to the three months ended June 30, 2015. The decrease in interest income from the loan portfolio can be attributed to the decrease in average yield of 26 basis points for the three month period ending June 30, 2016 compared to the three month period ending June 30, 2015.

Interest income from the investment portfolio declined $66 thousand, or 66.0%, to $34 thousand for the three months ended June 30, 2016 from $100 thousand for the three months ended June 30, 2015. Average assets for the securities portfolio declined $15.9 million and the yield decreased by 2 basis points. There were no securities purchases or sales during the second quarter of 2016.

Interest expense for the three months ended June 30, 2016 was $206 thousand, a $108 thousand, or 34.4%, decrease from the $314 thousand in interest expense for the three months ended June 30, 2015. Interest expense for deposits declined $50 thousand, or 22.4%, to $173 thousand for the three months June 30, 2016. Average balances of interest bearing deposits decreased by $28.1 million, or 19.1%, declining to $119.0 million at June 30, 2016 from $147.0 million at June 30, 2015. The Company continues to trim the public deposits by offering competitive, but not exorbitant, deposit rates.

Interest expense for other borrowings was $33 thousand for the three months ended June 30, 2016 and $91 thousand for the three months ended June 30, 2015. In February 2015, the Company issued $656 thousand of common stock, retiring a like amount of debt, and reducing the interest rate on a portion of the remaining debt. Principal payments reduced the average outstanding balance from $5.4 million as of June 30, 2015 to $2.4 million as of June 30, 2016.

Noninterest Income. Noninterest income, which consists primarily of fees and commissions earned on services, such as deposits, credit cards, and ATMs that are provided to the Bank’s customers, and to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income, increased $192 thousand, or 32.7%, to $779 thousand for the six months ended June 30, 2016 from $587 thousand for the six months ended June 30, 2015. The period-over-period increase in noninterest income can primarily be attributed to $166 thousand in gains recognized from the sale of OREO and other repossessed assets during the first six months of 2016 versus losses of $45 thousand recognized during the first six months of 2015. The following is a discussion of other significant period-over-period changes in other material noninterest income categories:

•	Income from service fees increased $9 thousand, or 4.8%, to $197 thousand for the six months ended June 30, 2016 from $188 thousand for the six months ended June 30, 2015. The increase came despite a $33 thousand period-over-period decrease in revenue from the Bank’s overdraft protection product, resulting from a change in the way we process overdrafts.
•	Sales of OREO properties generated gains of $166 thousand for the six months ended June 30, 2016 compared to losses of $45 thousand recognized on the sale of OREO properties during the six months ended June 30, 2015. During the first six months of 2016, the Company sold 12 properties with a carrying value of $223 thousand versus 7 properties with a carrying value of $787 thousand last year.
•	Other income increased $90 thousand, or 73.2%, during the first six months of 2016 to $213 thousand. The increase is primarily attributable to a gain of $56 thousand realized on the sale of three substandard, nonaccrual loans with a carrying value of $595 thousand, as well as increased earnings of $51 thousand from Bank Owned Life Insurance policies purchased in September 2015 on key management figures for the purpose of offsetting employee benefit costs. Offsetting this increase was a decline of $16 thousand in mortgage broker commissions and a $1 thousand net decrease in various other fee categories

For the three months ended June 30, 2016, noninterest income increased by $48 thousand, or 15.5%. The period-over-period increase in noninterest income can primarily be attributed to an increase of $81 thousand in gains recognized from the sale of OREO and other repossessed properties, offset by a reduction of $58 thousand in gains on the sale of available for sale securities. The following is a discussion of other significant period-over-period changes in other material noninterest income categories:

•	Income from service fees increased $7 thousand, or 6.8%, to $110 thousand for the three months ended June 30, 2016 from $103 thousand for the three months ended June 30, 2015. The increase can primarily be attributed to a $16 thousand period-over-period increase in revenue from various service charges offset by a $9 thousand decrease in the Bank’s overdraft protection product, due to a change in the way we process overdrafts.
•	Sales of OREO properties generated gains of $82 thousand for the three months ended June 30, 2016 compared to gains of $1 thousand recognized on the sale of OREO properties during the three months ended June 30, 2015.

•	There were no transactions or gains from the sale of investment securities during the second quarter of 2016 versus $58 thousand in gains for the three months ended June 30, 2015.
•	Other income increased $14 thousand, or 24.1%, during the three month period ending June 30, 2016 to $72 thousand. The change can primarily be attributed to an increase of $26 thousand in earnings from Bank Owned Life Insurance policies purchased in September 2015 on key management figures for the purpose of offsetting employee benefit costs. Offsetting this increase were declines of $10 thousand in mortgage broker commissions and $2 thousand in various other fee categories.

Noninterest Expense. Noninterest expense, which consists primarily of personnel, occupancy, equipment, and other operating expenses, increased $80 thousand, or 2.2%, between the six month periods ended June 30, 2016 and June 30, 2015. The increase is primarily attributable to changes in only a few categories. The following is a discussion of significant period-over-period changes for other material noninterest expense categories:

•	Salaries and employee benefits expense increased by $91 thousand, or 5.8%, to $1.7 million for the six months ended June 30, 2016 relative to the six months ended June 30, 2015. Nearly all of the increase is attributable to the addition of two senior level employees to enhance our lending and loan processing capabilities. An additional new employee has brought a service formerly outsourced to a third party back into the Bank.
•	Net occupancy and equipment expense decreased by $48 thousand, or 10.1%, during the six months ended June 30, 2016 relative to the same period of 2015. Most of the savings are due to the closing of an unprofitable in-store branch in September 2015.
•	Expenses on other real estate owned were $12 thousand higher for the six months ended June 30, 2016 relative to the period ended June 30, 2015. Additional write-downs of existing OREO properties required to adjust the carrying value of those OREO properties to their net realizable value totaled $15 thousand during the first six months of 2016 versus no write-downs of OREO properties recorded during the first six months of 2015.
•	Legal and professional fees have fallen $16 thousand for the six month period ending June 30, 2016 to a total of $182 thousand versus $198 thousand for the comparable period in 2015. Litigation and foreclosure activity has declined for the 2016 period as reflected in the lower levels of OREO properties and non-performing assets.
•	Other operating expense for the six month period ending June 30, 2016 is $35 thousand greater than for the comparable period ending June 30, 2015. This increase was driven by the write-down of $74 thousand in worthless, discarded assets in addition to $91 thousand in additional expenses related to new Bank products. During the same period in 2015, we wrote-off stock received as collateral in a loan foreclosure in 2012. Previously valued at $100 thousand, the carrying value of the stock was written down to zero. Increases of $38 thousand in employee training related costs for the 2016 year to date period were partially offset by savings of $27 thousand in temporary and seasonal employee costs.

Noninterest expense, which consists primarily of personnel, occupancy, equipment, and other operating expenses, was down slightly for the three month period ended June 30, 2016 compared to the same period for June 30, 2015. The decrease of $78 thousand, or 4.2%, is primarily attributable to compensation increases offset by decreases in several other expense categories. The following is a discussion of significant period-over-period changes for other material noninterest expense categories:

•	Salaries and employee benefits expense increased by $48 thousand, or 6.3%, to $810 thousand for the three months ended June 30, 2016 relative to the three months ended June 30, 2015. Most of the increase is attributable to the addition of two senior level employees to enhance our lending and loan processing capabilities. An additional new employee has brought a service formerly outsourced to a third party back into the Bank.
•	Net occupancy and equipment expenses decreased by $25 thousand, or 11.2%, during the three months ended June 30, 2016 as software maintenance expenses decreased period-over-period by $12 thousand, mostly due to timing, and branch lease payments declined by $9 thousand as a result of a branch closing.

•	Expenses on other real estate owned were $21 thousand, or 60.0%, less for the three months ended June 30, 2016 relative to the same period ended June 30, 2015. Balances of OREO properties fell from $361 thousand at June 30, 2015 to $22 thousand at June 30, 2016. There were no adjustments to the carrying value of other real estate owned properties during either the second quarter of 2016 or the second quarter of 2015.
•	Other operating expense for the quarter ending June 30, 2016 were $83 thousand less than for the quarter ending June 30, 2015. The major component was the 2015 complete write-off of stock received as collateral in a 2012 loan foreclosure. Previously valued at $100 thousand, the carrying value of the stock was written down to zero. Other non-recurring costs incurred during the second quarter of 2015 included $35 thousand in legal and loan settlements. During the second quarter of 2016, costs associated with new Bank products increased $53 thousand, while expenses related to temporary and seasonal employees were $18 thousand less than for the comparable three month period ending June 30, 2015. Appraisal and other expenses were up a net of $17 thousand.

Provision for Loan Losses. The Company establishes an allowance for loan losses through charges to earnings, which are shown in the consolidated statements of income as the provision for loan losses. Through the provision for loan losses, an allowance is maintained that reflects management’s best estimate of probable incurred loan losses related to specifically identified loans, as well as the inherent risk of loss related to the remaining portfolio. In evaluating the allowance for loan losses, management considers various factors that include loan growth, the amount and composition of the loan portfolio, (including non-performing and potential problem loans), diversification, or conversely, concentrations by industry, geography, or collateral within the portfolio, historical loan loss experience, current delinquency levels, the estimated value of the underlying collateral, prevailing economic conditions, and other relevant factors. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part. Impacting the provision for loan losses in any accounting period are several factors, including the amount of loan growth during the period broken down by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality, and ultimately, the results of management’s assessment of the inherent risks of the loan portfolio.

Management considers the current allowance for loan losses at June 30, 2016 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values, and loss experience. No provision for loan losses was recorded in either the first or second quarter of 2016 or 2015.

A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses, which could adversely affect the Company’s financial condition and results of operations.

Changes in Financial Condition from December 31, 2015 to June 30, 2016.

Overview, Total assets decreased $2.8 million to $181.0 million on June 30, 2016 from $183.8 million on December 31, 2015.

Loan Portfolio. Gross loans decreased $2.0 million, or 1.3%, to $147.2 million as of June 30, 2016 from a balance of $149.2 million on December 31, 2015. The decrease is the net effect of new origination activity totaling $11.1 million, and $13.1 million of principal reduction for the first six months of 2016. Principal reductions also included net loan charge-offs of $87 thousand and transfers to OREO totaling $22 thousand. The new originations were primarily commercial mortgage loans ($3.9 million or 34.7%) and consumer mortgage ($2.2 million or 19.5%). Total consumer lending, including consumer mortgage, was 61.4% of originations during the six month period ending June 30, 2016. The emphasis on consumer lending is part of a strategic initiative to re-balance the loan portfolio to be more equally weighted between commercial and consumer loans. This trend is expected to continue for the remainder of 2016 and is incorporated into the 2016 budget. As of June 30, 2016, total consumer loans, including consumer mortgage loans, totaled 45.6% of gross loans versus 45.0% of gross loans at December 31, 2015.

Loan Portfolio Distribution
	(Dollars in thousands)
	June 30,	December 31,
	2016	2015

Commercial	$80,151	$82,147
Real estate	42,439	43,401
Consumer	24,668	$23,683
	$147,258	$149,231

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

The ALLL is composed of a reserve to absorb probable and quantifiable losses based on current knowledge of the loan portfolio and a reserve to absorb losses, which are not specifically identified, but can be reasonably expected.

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

The deposit portfolio decreased $3.5 million, or 2.2%, to $158.8 million as of June 30, 2016 from $162.3 million as of December 31, 2015. Noninterest bearing deposits increased $5.3 million, relative to December 31, 2015, as a result of the reclassification of interest bearing accounts which no longer met the criteria to earn interest. Both certificates of deposit and DDA/NOW accounts declined during the period relative to December 31, 2015. Certificates declined by $0.2 million and DDA/NOW accounts fell by $6.2 million, in addition to the reclassification decrease. Much of the decline in transaction deposits was a shift to MMDA which increased by $2.9 million (5.0%) over the same period. The decrease in certificates of deposit is expected with the Bank’s pricing strategy of setting competitive interest rates, but not necessarily the highest deposit rates in our market. This strategy contributed to an 8 basis points decrease in the average cost of deposits during the first two quarters of 2016 versus the first two quarters of 2015. Management expects these disintermediation driven reductions in cost to continue in 2016 as premium deposit rates are no longer offered by the Bank.

Other Borrowings. Borrowed funds totaled $2.3 million as of June 30, 2016, a $260 thousand, or 10.1%, decrease from the December 31, 2015 balance. The borrowings consist of three loans to the Bancorp from outside creditors. The loans must be repaid from Bancorp cash. As of June 30, 2016, Bancorp’s cash position was $628 thousand.

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

Other Borrowings
(Dollars in thousands)
Description	Balance of Loan as of 06/30/16	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$477	4.75%	Monthly	Amortizing	11/21/2019
Loan 2	$333	4.25%	Monthly	Amortizing	6/25/2019
Loan 3 (Note B)	$1,499	6.00%	Monthly	Interest Only	8/4/2021

No FHLB borrowings were outstanding as of June 30, 2016 or December 31, 2015. The Bank had an approved FHLB line-of-credit of $48.7 million as of June 30, 2016. In addition, the Company has collateralized federal fund lines of $8.5 million with the FRB and $1.0 million with Great Lakes Bankers Bank. Neither line was drawn upon as of June 30, 2016. The FHLB line is secured via the pledge of mortgage loans totaling $76.2 million, the Federal Reserve federal fund line is secured via the pledge of $11.1 million of automobile loans, and the Great Lakes Bankers Bank line is unsecured.

Federal Income Taxes. The Company, in December 2014, recaptured the $5.1 million deferred tax asset allowance account, which had been established in 2012 as a write-off of the Company’s deferred tax asset position. As a result of recapturing this allowance account, the Company is now subject to reporting federal income tax expense. For the six month period ended June 30, 2016, the Company recorded income tax expense of $139 thousand versus $88 thousand for the six month period ended June 30, 2015. At June 30, 2016, the Company has a deferred tax asset related to a net operating loss carryforward of approximately $4.8 million.

Concentrations of Credit Risk. Financial institutions such as Citizens Bank generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. The Bank’s loan portfolio is concentrated geographically in central Ohio. Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for income generating property totaled $28.4 million at June 30, 2016, which represents 19.3% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 2.1% at June 30, 2016. Management has also identified sub-prime loans (less than a 660 credit score) and unsecured loans as concentrations. As of June 30, 2016, loans to sub-prime borrowers totaled $10.1 million (6.9% of total portfolio), with 7.8% of these credits 30 days or more past due. In addition, unsecured loans totaled $4.5 million as of June 30, 2016, or 3.1%, of the loan portfolio, with a delinquency rate, which is any loan 30 days or more past due, of 0.1% at June 30, 2016.

Liquidity and Capital Resources. The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash provided by operating activities was $30 thousand for the first six months of 2016 and $247 thousand for the first six months of 2015. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of accrued interest payable, net gain on sale of other real estate owned, other assets, and adjustments related to loans originated for sale.

The primary investing activity of the Bank is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from sales and maturities of investment securities.

In considering the more typical investing activities, during the first six months of 2016, $4.0 million of cash was generated from sale of investment securities and $1.9 million was provided by the combination of maturity, pay-downs, or calls of investment securities.

Financing activities consumed a net total of $3.2 million of cash balances during the six month period ended June 30, 2016, due to the drop in deposit account balances during the same period. Proceeds from the issuance of the Bancorp’s common stock totaled $0.6 million.

For the first six months of 2016, total deposits were down $3.5 million, or 2.2%, versus December 31, 2015 as the Company continues to de-emphasize large, collateralized, public fund deposits. For the same period in 2015, total deposits were down $8.9 million. For additional information about cash flows from the Bank’s operating, investing, and financing activities see the consolidated statements of cash flows included in the consolidated financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

There are no matters required to be reported under this item.

Item 4 - Controls and Procedures.

Bancorp’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date, in timely alerting them to material information required to be in the Company’s (including its consolidated subsidiary) periodic SEC filings.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q

Quarter ended June 30, 2016

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no matters required to be reported under this item.

Item 1A.	Risk Factors.

There has been no material change in the nature of the risk factors as set forth in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There are no matters required to be reported under this item.

Item 3.	Defaults upon Senior Securities.

There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures.

There are no matters required to be reported under this item.

Item 5.	Other Information.

There are no matters required to be reported under this item.

Item 6.	Exhibits.

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Citizens Independent Bancorp, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed September 5, 2013 (Registration No. 333-191004).

3.2	Amended and Restated Regulations of Citizens Independent Bancorp, Inc. incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed September 5, 2013 (Registration No. 333-191004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Citizens Independent Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Citizens Independent Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS INDEPENDENT BANCORP, INC.
(Registrant)

Date: August 15, 2016	/s/ Daniel C. Fischer
Daniel C. Fischer
President and Chief Executive Officer

/s/ James V. Livesay
Date: August 15, 2016	James V. Livesay EVP and Chief Financial Officer