Form 10-Q
period 2016-09-30
Citizens Independent Bancorp, Inc.
filed 2016-11-14
CIK 1553830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Yes ☐         No ☒

As of November 10, 2016, the latest practicable date, 691,287 shares of the registrant’s no par value common stock were outstanding.

CITIZENS INDEPENDENT BANCORP, INC.

FORM 10-Q

For the Nine Month Periods Ended September 30, 2016 and 2015

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	(unaudited)
	September 30, 2016	December 31, 2015

ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$3,741	$5,307
Federal funds sold	6,300	4,064
Total cash and cash equivalents	10,041	9,371

Securities available for sale	9,029	14,013
Other investment securities	859	859
Loans held for sale	229	-

Loans	149,889	149,231
Allowance for loan losses	(1,954)	(2,078)
Net loans	147,935	147,153

Premises and equipment, net	3,776	2,977
Accrued interest receivable	277	285
Other real estate owned	22	238
Other assets	8,752	8,899
TOTAL ASSETS	$180,920	$183,795

LIABILITIES
Deposits
Noninterest bearing	$31,859	$26,116
Interest bearing	126,463	136,209
Total deposits	158,322	162,325

Borrowed funds	2,203	2,569
Accrued interest payable	560	759
Other liabilities	926	783
TOTAL LIABILITIES	162,011	166,436

SHAREHOLDERS’ EQUITY
Cumulative preferred stock of no par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock of no par value; 2,000,000 shares authorized, 745,667 shares issued and 691,287 shares outstanding at September 30, 2016 and 721,998 shares issued and 667,618 shares outstanding at December 31, 2015	14,964	14,296
Common stock warrants outstanding; 0 warrants issued and outstanding as of September 30, 2016 and 119,003 warrants issued and 67,985 outstanding at December 31, 2015	-	108
Retained earnings	10,924	10,112
Treasury stock, at cost, 54,380 shares at September 30, 2016 and December 31, 2015, respectively	(6,590)	(6,590)
Accumulated other comprehensive income (loss)	(389)	(567)
TOTAL SHAREHOLDERS’ EQUITY	18,909	17,359

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$180,920	$183,795

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$1,940	$1,953	$5,817	$5,788
Interest and dividends on investment securities	52	80	150	313
Interest on federal funds sold	9	8	26	21
TOTAL INTEREST INCOME	2,001	2,041	5,993	6,122

INTEREST EXPENSE
Interest on deposits	174	219	523	691
Interest on borrowed funds	31	84	100	274
TOTAL INTEREST EXPENSE	205	303	623	965

NET INTEREST INCOME	1,796	1,738	5,370	5,157

Provision for loan losses	-	-	-	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,796	1,738	5,370	5,157

NONINTEREST INCOME
Service charges	103	124	300	311
Net gain on sale of securities	-	20	15	168
Net gain on sale of loans	13	-	24	-
Net gain (loss) on sale of other real estate owned	47	255	213	211
Credit card income and fees	91	88	268	261
Other	83	111	296	235
TOTAL NONINTEREST INCOME	337	598	1,116	1,186

NONINTEREST EXPENSE
Salaries and employee benefits	786	792	2,450	2,367
Net occupancy and equipment expense	201	219	629	695
Other real estate owned expense	10	32	83	92
FDIC insurance expense	39	56	157	182
Legal and professional fees	60	235	289	433
Data processing	93	86	274	273
Advertising	35	56	144	153
Examinations and audits	58	81	222	237
Directors fees	54	60	165	171
Other operating expenses	307	475	977	1,157
TOTAL NONINTEREST EXPENSE	1,643	2,092	5,390	5,760

INCOME BEFORE INCOME TAXES	490	244	1,096	583

Income tax expense	144	67	284	155

NET INCOME	$346	$177	$812	$428

Basic earnings per common share	$0.50	$0.27	$1.20	$0.67
Diluted earnings per common share	$0.50	$0.26	$1.20	$0.66

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(Dollars in thousands)
	Three Months Ended
	September 30,
	2016	2015

Net income	$346	$177

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities available for sale, net of income tax of $44 and $36 for the three month periods ended September 30, 2016 and 2015, respectively	86	69

Reclassification for gain recognized on sale of securities available for sale, net of income tax of $0 and $7 for the three month periods ended September 30, 2016 and 2015, respectively	-	(13)
Other comprehensive income (loss)	86	56
Comprehensive income	$432	$233

	Nine Months Ended
	September 30,
	2016	2015

Net income	$812	$428

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities available for sale, net of income tax of $97 and $56 for the nine month periods ended September 30, 2016 and 2015, respectively	188	108

Reclassification for gain recognized on sale of securities available for sale, net of income tax of $5 and $57 for the nine month periods ended September 30, 2016 and 2015, respectively	(10)	(111)
Other comprehensive income (loss)	178	(3)
Comprehensive income	$990	$425

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	(Dollars in thousands)
	Nine Months Ended
	September 30,
	2016	2015

Balance at beginning of period	$17,359	$14,837

Exercise of common stock warrants - 23,669 shares in 2016 and 49,145 shares in 2015	560	1,124
Issuance of common stock - 0 shares in 2016 and 33,175 shares in 2015	-	771
Issuance of common stock warrants - 119,003 warrants in 2014	-	-
Net income	812	428
Other comprehensive income (loss)	178	(3)

Balance at end of period	$18,909	$17,157

See notes to consolidated financial statements

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(Dollars in thousands)
	Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	812	428
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	232	217
Deferred income taxes	283	155
Investment securities amortization (accretion), net	38	104
Provision for loss on other real estate owned	15	-
Change in cash surrender value of bank owned life insurance	(83)	(11)
Net (gain) loss on sale of other real estate owned	(213)	(211)
Net (gain) loss on sale of investment securities	(15)	(168)
Net (gain) loss on sale of substandard loans	(56)	-
Net (gain) loss on disposition of premises and equipment	67	29
Net (gain) on sale of loans	(24)	-
Proceeds from sale of loans	1,592	-
Loans originated for sale	(1,797)	-
Net change in:
Accrued interest receivable	8	(9)
Accrued interest payable	(199)	(421)
Other assets	(145)	(58)
Other liabilities	143	303
Net cash provided by (used in) operating activities	658	358

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available for sale securities	(1,000)	(3,084)
Proceeds from maturities of available for sale securities	2,191	2,928
Proceeds from sale of available for sale securities	4,040	14,418
Proceeds from sale of substandard loans	651	-
Purchase of bank owned life insurance	-	(3,000)
Net change in loans	(1,399)	(1,983)
Proceeds from sale of other real estate owned	436	1,053
Purchases for construction of new brance	(868)	-
Purchases of premises and equipment	(230)	(114)
Net cash provided by (used in) investing activities	3,821	10,218

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(4,003)	(9,840)
Payments on borrowed funds	(366)	(1,238)
Proceeds from issuance of common stock and warrants	560	1,238
Net cash provided by (used in) financing activities	(3,809)	(9,840)

Net increase in cash and cash equivalents	670	736

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,371	16,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,041	$17,369

Supplemental Disclosure of Cash Flows
Cash paid during the period for:
Interest	$822	$1,386

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$22	$150
Short term debt converted to common stock	$-	$656

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

In October 2012, the Bank entered into publicly available Consent Orders with the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (DFI) (collectively referred to as the Orders), which required the Bank to take a number of actions. In October 2015, the Orders were lifted and the Bank entered into a Memorandum of Understanding (MOU) with the FDIC and DFI. Significant among the ongoing required actions was the development of a capital plan resulting in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its total assets at a minimum of 8.00% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. The Bank was also required to obtain approval from the FDIC and DFI prior to the payment of any dividends. In August 2016, both the FDIC and the DFI released the Bank from the MOU without restriction. The Bank is no longer required to seek prior approval of any dividends.

On July 5, 2011, the Bancorp entered into a memorandum of understanding (the FRB 2011 MOU) with the Federal Reserve Bank of Cleveland (the FRB). The FRB 2011 MOU prohibited the Bancorp, without prior approval of the FRB, from: declaring or paying cash dividends, taking dividends or any other form of payment representing a reduction in the Bank’s capital, incurring, increasing, or guaranteeing any debt, or purchasing or redeeming any shares. On August 18, 2016 the FRB released the Bancorp from the 2011 MOU without restriction. Bancorp may declare and pay cash dividends, take dividends or any other form of payment representing a reduction in the Bank’s capital, incur, increase, or guarantee any debt, or purchase or redeem any shares as approved by the board of directors without prior approval of the FRB.

Basis of Financial Statement Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share are net income available to common shareholders divided by the weighted average common shares outstanding during the period. The factors used in the earnings per share computation for the three and nine month periods ended September 30, 2016 and 2015 follow:

	(Dollars in thousands, except per share data)
	Three Months Ended
	September 30,
	2016	2015
Net income	$346	$177
Weighted average common shares outstanding	691,287	663,521
Basic earnings per common share	$0.50	$0.27
Total shares and warrants	691,287	670,680
Diluted earnings per common share	$0.50	$0.26

	Nine Months Ended
	September 30,
	2016	2015
Net income	$812	$428
Weighted average common shares outstanding	679,673	638,807
Basic earnings per common share	$1.20	$0.67
Total shares and warrants	679,673	647,751
Diluted earnings per common share	$1.20	$0.66

NOTE 3 - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:

	(Dollars in thousands)
	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$-	$-	$-	$-	$1,005	$-	$-	$1,005
U.S. government federal agencies	2,242	6	-	2,248	6,571	3	(39)	6,535
State and local governments	2,763	164	-	2,927	1,774	9	-	1,783
Mortgage backed securities	3,836	30	(12)	3,854	4,745	4	(59)	4,690
Total	$8,841	$200	$(12)	$9,029	$14,095	$16	$(98)	$14,013

The following is a summary of contractual maturities of securities available for sale as of September 30, 2016:

	(Dollars in thousands)
	Securities available for sale
	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$250	$251
After one year through five years	2,532	2,543
After five years through ten years	1,239	1,275
After ten years	4,820	4,960
Total	$8,841	$9,029

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the first quarter of 2016, the Company sold available for sale securities, U.S. Treasury and Agencies, totaling $4.0 million with a weighted average yield of 1.00% and weighted average maturity of 1.9 years. The net realized gain on these transactions was $15 thousand. In August, 2016 the Company purchased a $1 million taxable municipal bond at a 4.25% yield, due December 2030.

Investment securities with a carrying amount of approximately $2,068,000 and $2,848,000 were pledged to secure deposits as required or permitted by law at September 30, 2016 and December 31, 2015, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	(Dollars in thousands)
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2016
U.S. government federal agencies	$-	$-	$-	$-	$-	$-
State and local governments	-	-	-	-	-	-
Mortgage backed securities	315	-	875	(12)	1,190	(12)
Total	$315	$-	$875	$(12)	$1,190	$(12)

December 31, 2015
U.S. government federal agencies	$4,981	$(39)	$-	$-	$4,981	$(39)
Mortgage backed securities	3,115	(28)	1,388	(31)	4,503	(59)
Total	$8,096	$(67)	$1,388	$(31)	$9,484	$(98)

As of September 30, 2016, the investment portfolio contains unrealized losses of mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government. As management has the ability to hold debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table provides information on the activity in the allowance for loan losses by the respective loan portfolio segment for the periods indicated:

	(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Allowance at beginning of period	$1,991	$2,414	$2,078	$3,869
Provision for loan losses	-	-	-	-
Charge-offs:
Commercial	52	21	125	1,443
Real estate	-	-	-	42
Consumer	18	35	89	94
Total charge-offs	$70	$56	$214	$1,579

Recoveries:
Commercial	24	25	53	64
Real estate	1	1	3	1
Consumer	8	3	34	32
Total Recoveries	33	29	90	97
Allowance at end of period	$1,954	$2,387	$1,954	$2,387

The following table presents the recorded investment with respect to loans and the related allowance by portfolio segment at the dates indicated:

	(Dollars in thousands)
	Collectively Evaluated		Individually Evaluated		Total
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
September 30, 2016
Commercial	$1,022	$75,415	$481	$4,234	$1,503	$79,649
Real estate	191	43,011	26	394	217	43,405
Consumer	217	26,723	17	112	234	26,835
Total	$1,430	$145,149	$524	$4,740	$1,954	$149,889

December 31, 2015
Commercial	$1,479	$80,293	$150	$1,854	$1,629	$82,147
Real estate	196	42,993	44	408	240	43,401
Consumer	209	23,683	-	-	209	23,683
Total	$1,884	$146,969	$194	$2,262	$2,078	$149,231

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at September 30, 2016 and December 31, 2015.

Commercial Credit Exposure

Credit risk profile by credit worthiness category

	(Dollars in thousands)
	Commercial		Commercial
	Mortgage		Other
Category	09/30/16	12/31/15	09/30/16	12/31/15

Pass	$62,955	$61,612	$10,652	$12,123
5	849	984	164	186
6	4,425	6,686	604	557
7	-	-	-	-
Total	$68,229	$69,282	$11,420	$12,866

Consumer Credit Exposure

Credit risk by credit worthiness category

	(Dollars in thousands)
	Residential		Consumer		Consumer		Consumer
	Real Estate		Equity		Auto		Other
Category	09/30/16	12/31/15	09/30/16	12/31/15	09/30/16	12/31/15	09/30/16	12/31/15

Pass	$43,096	$42,690	$12,460	$10,049	$12,890	$11,999	$1,469	$1,512
5	-	373	-	59	-	38	-	-
6	309	338	-	7	16	18	-	-
7	-	-	-	-	-	-	-	-
Total	$43,405	$43,401	$12,460	$10,115	$12,906	$12,055	$1,469	$1,512

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing commercial, real estate, and consumer loans. The following table sets forth certain information regarding the Bank’s impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods indicated:

	(Dollars in thousands)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
September 30, 2016
With no related allowance recorded:
Commercial mortgage	$1,170	$1,229	$-
Commercial other	121	121	-
Residential real estate	294	295	-
Consumer equity	-	-	-
Consumer auto	37	37	-
Subtotal	1,622	1,682	-

With an allowance recorded:
Commercial mortgage	$2,980	$3,048	$459
Commercial other	600	600	22
Residential real estate	394	395	26
Consumer equity	113	113	17
Consumer auto	-	-	-
Subtotal	4,087	4,156	524
Total	$5,709	$5,838	$524

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2015
With no related allowance recorded:
Commercial mortgage	$1,324	$1,886	$-
Commercial other	38	37	-
Residential real estate	315	316	-
Consumer:
Equity	-	-	-
Auto	89	90	-
Subtotal	1,766	2,329	-

With an allowance recorded:
Commercial mortgage	997	1,100	150
Commercial other	-	-	-
Residential real estate	408	409	44
Consumer:
Equity	-	-	-
Auto	-	-	-
Subtotal	1,405	1,509	194
Total	$3,171	$3,838	$194

The following tables present the average recorded investments in impaired loans and the amount of interest income recognized on impaired loans after impairment by class for the periods indicated:

	(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Three Months
Ended September 30, 2016
Commercial:
Mortgage	$898	$3	$1,805	$18	$2,703	$21
Other	122	1	300	-	422	1
Residential real estate	297	3	396	1	693	4
Consumer:
Equity	-	-	113	1	113	1
Auto	43	1	-	-	43	1
Other	-	-	-	-	-	-
Total	$1,360	$8	$2,614	$20	$3,974	$28

Three Months
Ended September 30, 2015
Commercial:
Mortgage	$1,049	$1	$1,057	$11	$2,106	$12
Other	35	-	-	-	35	-
Residential real estate	225	3	474	5	699	8
Consumer:
Equity	66	1	75	-	141	1
Auto	111	1	-	-	111	1
Other	-	-	-	-	-	-
Total	$1,486	$6	$1,606	$16	$3,092	$22

	(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
		Total		Total		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Nine Months
Ended September 30, 2016
Commercial:
Mortgage	$962	$6	$1,442	$27	$2,404	$33
Other	80	1	150	-	230	1
Residential real estate	304	11	401	5	705	16
Consumer:
Equity	-	-	56	1	56	1
Auto	58	2	-	-	58	2
Other	-	-	-	-	-	-
Total	$1,404	$20	$2,049	$33	$3,453	$53

Nine Months
Ended September 30, 2015
Commercial:
Mortgage	$3,464	$26	$2,301	$33	$5,765	$59
Other	51	1	66	-	117	1
Residential real estate	230	7	452	14	682	21
Consumer:
Equity	38	5	114	-	152	5
Auto	108	4	-	-	108	4
Other	-	-	-	-	-	-
Total	$3,891	$43	$2,933	$47	$6,824	$90

The following tables summarize information relative to loan modifications determined to be troubled debt restructurings (TDRs) during the periods indicated:

(Dollars in thousands)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment

Three months ended September 30, 2016
Commercial mortgage	10	$2,499	$2,499
Residential real estate	-	-	-
Consumer:
Equity	-	-	-
Auto	-	-	-
Other	-	-	-
Total	10	$2,499	$2,499

Three months ended September 30, 2015
Commercial mortgage	1	$309	$309
Residential real estate	3	211	211
Consumer:
Equity	-	-	-
Auto	-	-	-
Other	-	-	-
Total	4	$520	$520

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	TDRs	Investment (1)	Investment

Nine months ended September 30, 2016
Commercial mortgage	11	$2,511	$2,511
Residential real estate	-	-	-
Consumer
Equity	1	113	113
Auto	-	-	-
Other	2	88	88
Total	14	$2,712	$2,712

Nine months ended September 30, 2015
Commercial mortgage	2	$478	$478
Residential real estate	5	377	377
Consumer
Equity	-
Auto	6	40	40
Other	-	-	-
Total	13	$895	$895

(1)	– Pre-modification balance is calculated using the loan balance on the day prior to modification as TDR.

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

During the three month period ended September 30, 2016, loans were modified by either a reduction in interest rates or a change in the contractual maturity date of the note. Seven loans were modified with reduced interest rates and the amortization of three loans was modified.

During the nine month period ended September 30, 2016, loans were modified by either a reduction in interest rates or a change in the contractual maturity date of the note. Ten loans were modified with reduced interest rates, the amortization of three loans was modified, and the contractual maturity date of one loan was extended.

During the nine month period ended September 30, 2015, four loans were modified with reduced interest rates, the contractual maturity date of three loans was extended, and five loans had the rate reduced and the amortization period extended. A single note was converted to interest only, with a balloon payment at maturity.

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

There have been no loans, which were modified as a TDR within the previous twelve months that have subsequently defaulted as of September 30, 2016.

The following table presents the loan portfolio by class summarized by aging categories, at September 30, 2016 and December 31, 2015:

	(Dollars in thousands)						Recorded
							Investment
	30-59	60-89	>90				>90 Days
	Days	Days	Days	Total		Total	and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

September 30, 2016
Commercial:
Mortgage	$649	$271	$678	$1,598	$66,631	$68,229	$14
Other	1	-	3	4	11,416	11,420	-
Residential real estate	221	94	-	315	43,090	43,405	-
Consumer:
Equity	19	-	-	19	12,441	12,460	-
Auto	78	18	14	110	12,796	12,906	4
Other	4	3	-	7	1,462	1,469	-
Total	$972	$386	$695	$2,053	$147,836	$149,889	$18

December 31, 2015
Commercial:
Mortgage	$628	$433	$196	$1,257	$68,025	$69,282	$-
Other	11	-	-	11	12,855	12,866	-
Residential real estate	449	33	-	482	42,919	43,401	-
Consumer:
Equity	23	-	-	23	10,092	10,115	-
Auto	138	17	-	155	11,900	12,055	-
Other	2	9	-	11	1,501	1,512	-
Total	$1,251	$492	$196	$1,939	$147,292	$149,231	$-

The following summarizes by loan class, the loans on nonaccrual status at September 30, 2016 and December 31, 2015:

	(Dollars in thousands)
	September 30,	December 31,
	2016	2015
Commercial:
Mortgage	$1,014	$1,334
Other	3	3
Residential real estate	1	3
Consumer:
Equity	-	-
Auto	9	10
Other	-	-
Total	$1,027	$1,350

NOTE 5 – BANK OWNED LIFE INSURANCE

In 2015, the Bank invested in whole life insurance contracts on the lives of ten current officers who have provided positive consent allowing the Bank to be named beneficiary of these insurance contracts. One insured employee has since left the bank, and an existing policy on a former employee is also in place. These policies are recorded at their cash surrender values which are presented in the consolidated balance sheets in “Other Assets.” Those policies covering current officers are split dollar policies, providing one year’s salary to a deceased employee’s estate. These policies feature variable crediting rates and are expected to produce an average yield of about 5.50%, on a fully tax equivalent basis.

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

In April, June, and July, 2016, proceeds from the sales of OREO properties held at the Bancorp level were applied to the remaining Note B, reducing the balance by $193 thousand.

(Dollars in thousands)
Description	Balance of Loan as of 09/30/16	Interest Rate	Frequency of Payments	Status	Maturity Date
Loan 1	$444	4.75%	Monthly	Amortizing	11/21/2019
Loan 2	$307	4.25%	Monthly	Amortizing	6/25/2019
Loan 3 (Note B)	$1,452	6.00%	Monthly	Interest Only	8/4/2021

NOTE 7 – EMPLOYEE BENEFIT PLANS

The bank has a qualified noncontributory defined benefit pension plan, which covers certain employees. The benefits are primarily based on years of service and earnings.

The following table presents the components of the net periodic pension cost of the defined benefit plan.

	(Dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net periodic pension cost:
Interest cost on projected benefit obligation	$14	$14	$42	$42
Expected return on plan assets	(20)	(11)	(59)	(33)
Net amortization of deferral of (gains) losses	18	17	55	51
Net periodic pension cost	$12	$20	$38	$60

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

The following are assets and liabilities that were accounted for or disclosed at fair value on a recurring basis:

	(Dollars in thousands)
		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Assets:
Securities available for sale:
U.S. government securities	$-	$-	$-	$-
U.S. government federal agencies	2,248	-	2,248	-
State and local governments	2,927	-	2,927	-
Mortgage backed securities	3,854	-	3,854	-
Total securities available for sale	$9,029	$-	$9,029	$-
Loans held for sale	$229	$-	$229	$-

December 31, 2015
Assets:
Securities available for sale:
U.S. government securities	$1,005	$1,005	$-	$-
U.S. government federal agencies	6,535	-	6,535	-
State and local governments	1,783	-	1,783	-
Mortgage backed securities	4,690	-	4,690	-
Total securities available for sale	$14,013	$1,005	$13,008	$-

The following describes the valuation techniques used to measure certain financial assets and liabilities recorded at fair value on a nonrecurring basis in the financial statements.

Impaired loans - The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may need to be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. As of September 30, 2016, the fair value of substantially all of the impaired loans was estimated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as nonrecurring Level 3. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

The following are assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis:

		(Dollars in thousands)
		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Assets:
Impaired loans
Commercial mortgage	$3,691	$-	$-	$3,691
Commercial other	699	-	-	699
Residential real estate	662	-	-	662
Consumer equity	96	-	-	96
Consumer auto	37	-	-	37
Total impaired loans	5,185	-	-	5,185

Other real estate owned
Residential	22	-	-	22
Commercial	-	-	-	-
Total other real estate owned	$22	$-	$-	$22

December 31, 2015
Assets:
Impaired loans
Commercial mortgage	$2,171	$-	$-	$2,171
Commercial other	38	-	-	38
Residential real estate	679	-	-	679
Consumer equity	-	-	-	-
Consumer auto	89	-	-	89
Total impaired loans	$2,977	$-	$-	$2,977

Other real estate owned
Residential	15	-	-	15
Commercial	223	-	-	223
Total other real estate owned	$238	$-	$-	$238

The quantitative information about Level 3 fair value measurements for financial assets and liabilities measured at fair value on a nonrecurring basis is as follows:

	(Dollars in thousands)
	Fair Value	Valuation Technique	Significant Unobservable Input	Range
September 30, 2016
Impaired loans
Commercial mortgage	$3,691	Appraisal of Collateral	Appraisal Adjustment	Up to 11%
Commercial other	699	Appraisal of Collateral	Appraisal Adjustment	Up to 3%
Residential real estate	662	Appraisal of Collateral	Appraisal Adjustment	Up to 4%
Consumer:
Equity	96	Appraisal of Collateral	Appraisal Adjustment	Up to 15%
Auto	37	Appraisal of Collateral	Appraisal Adjustment	*

Other real estate owned
Residential	22	Appraisal of Property	Appraisal Adjustment	*
Commercial	-	Appraisal of Property	Appraisal Adjustment	*

December 31, 2015
Impaired loans
Commercial mortgage	$2,171	Appraisal of Collateral	Appraisal Adjustment	Up to 6%
Commercial other	38	Appraisal of Collateral	Appraisal Adjustment	*
Residential real estate	679	Appraisal of Collateral	Appraisal Adjustment	Up to 6%
Consumer:
Equity	-	Appraisal of Collateral	Appraisal Adjustment	*
Auto	89	Appraisal of Collateral	Appraisal Adjustment	*

Other real estate owned
Residential	15	Appraisal of Property	Appraisal Adjustment	*
Commercial	223	Appraisal of Property	Appraisal Adjustment	Up to 45%
		* There are no related allowances for these classifications

The following methods and assumptions were used to estimate the fair value disclosures for other financial instruments as of September 30, 2016 and December 31, 2015:

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

The estimated fair value of the financial instruments is as follows:

			Fair Value Measurements Using
			Quoted
	(Dollars in thousands)		Prices in
			Active	Significant
			Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets/Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Financial assets:
Cash and cash equivalents	$10,041	$10,041	$-	$10,041	$-
Investment securities	9,029	9,029	-	9,029	-
Other investment securities	859	859	-	-	859
Loans held for sale	229	229	-	229	-
Loans, net	147,935	154,492	-	-	154,492
Accrued interest receivable	277	277	-	-	277
Bank owned life insurance	3,403	3,403	-	3,403	-

Financial liabilities:
Noninterest-bearing deposits	$31,859	$31,859	$-	$31,859	$-
Interest-bearing deposits	126,463	127,885	-	127,885	-
Borrowed funds	2,203	2,203	-	2,203	-
Accrued interest payable	560	560	-	-	560

December 31, 2015
Financial assets:
Cash and cash equivalents	$9,371	$9,371	$-	$9,371	$-
Securities available for sale	14,013	14,013	1,005	13,008	-
Other investment securities	859	859	-	-	859
Net loans	147,153	149,355	-	-	149,355
Accrued interest receivable	285	285	-	-	285
Bank owned life insurance	3,320	3,320	-	3,320	-

Financial liabilities:
Noninterest bearing deposits	$26,116	$26,116	$-	$26,116	$-
Interest bearing deposits	136,209	137,174	-	137,174	-
Borrowed funds	2,569	2,569	-	2,569	-
Accrued interest payable	759	759	-	-	759

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

Management’s Discussion and Analysis as of September 30, 2016

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

Citizens Bank is engaged in the business of commercial and retail banking. The Bank’s primary market area is Hocking, Fairfield, and Athens Counties, Ohio. The Bank serves this market through three full service locations, which include the Bank’s main office located at 188 West Main Street, Logan, Hocking County, Ohio. The Bank maintains drive-up facilities, as well as ATM equipment at all branches. In a cost saving project, the Bank is presently constructing a new full service branch. This branch will consolidate a full service facility and a limited service location, both of which will be closed with the opening of this new branch. The principal economic activities in the Bank’s market area include manufacturing, the service sector for local universities, tourism, construction, healthcare, retailing, and food services. The Bank grants residential real estate, commercial real estate, commercial and industrial, and consumer loans to customers primarily located in the Bank’s footprint of Hocking, Athens, and Fairfield counties.

In October 2012, the Bank entered into publicly available Consent Orders with the FDIC and the DFI (collectively referred to as the Orders), which required the Bank to take a number of actions. In October 2015, the Orders were lifted and the Bank entered into an MOU with the FDIC and DFI. Significant among the ongoing required actions was the development of a capital plan resulting in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its total assets at a minimum of 8.00% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. The Bank was also required to obtain approval from the FDIC and DFI prior to the payment of any dividends. In August 2016, both the FDIC and the DFI released the Bank from the MOU without restriction. The Bank is no longer required to seek prior approval of any dividends.

On July 5, 2011, the Bancorp entered into a memorandum of understanding (the FRB 2011 MOU) with the FRB. The FRB 2011 MOU prohibited the Bancorp, without prior approval of the FRB, from: declaring or paying cash dividends, taking dividends or any other form of payment representing a reduction in the Bank’s capital, incurring, increasing, or guaranteeing any debt, or purchasing or redeeming any shares. On August 18, 2016 the FRB released the Bancorp from the 2011 MOU without restriction. Bancorp may declare and pay cash dividends, take dividends or any other form of payment representing a reduction in the Bank’s capital, incur, increase, or guarantee any debt, or purchase or redeem any shares as approved by the board of directors without prior approval of the FRB.

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

For the nine months ended September 30, 2016, the Company earned net income of $812 thousand or $1.20 per share, compared to net income of $428 thousand or $0.67 per share for the nine months ended September 30, 2015.

Key items affecting the Company’s results for the first nine months of 2016:

•	Net interest income increased by $213 thousand period-over-period for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. A $129 thousand decline in interest income was offset by a $342 thousand decrease in interest expense.
•	Noninterest income decreased by $70 thousand to $1,116 thousand for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. The period to period decrease can be attributed to a decline of $153 thousand in gains on the sale of securities, partially offset by an increase of $61 thousand in other income resulting from the third quarter purchase of a BOLI policy and a gain of $24 thousand on the sale of loans.
•	Noninterest expense decreased $370 thousand for the nine months ended September 30, 2016 in comparison to the nine months ended September 30, 2015, totaling $5.4 million in 2016 and $5.8 million in 2015.
•	Non-performing loans were lower by $0.3 million at September 30, 2016 relative to December 31, 2015, totaling $1.0 million and $1.3 million, respectively. The period-over-period activity primarily consisted of the pay-off of three credits totaling $773 thousand and the upgrade of one credit totaling $191 thousand, offset by the downgrade of four credit totaling $709 thousand.
•	Gross loans increased $0.7 million, or 0.4%, to $149.9 million as of September 30, 2016 from $149.2 million as of December 31, 2015. The increase results from loan originations of $23.0 million offset by $22.3 million in principal reductions received during the first nine months of 2016. Non-performing loans made up $1.0 million of these principal reductions.
•	Deposits were down $4.0 million from year end balances to $158.3 million as of September 30, 2016 from $162.3 million as of December 31, 2015.
•	Shareholders’ equity of the Company increased $1.6 million, or 8.9%, to $18.9 million as of September 30, 2016 from the December 31, 2015 equity position. This increase was due to net proceeds from the exercise of outstanding common stock warrants totaling $668 thousand, net income of $812 thousand, plus an increase of $178 thousand in accumulated other comprehensive income resulting from the recognition in equity of an unrealized gain on the Company’s available for sale investment portfolio during the first nine months of 2016. Leverage Capital and Total Capital at the Bank were 9.06% and 13.50%, respectively, as of September 30, 2016 and 8.23% and 13.14%, respectively, as of December 31, 2015.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and September 30, 2015

For the nine months ended September 30, 2016, the Company earned net income of $812 thousand, a $384 thousand increase from the $428 thousand net income reported for the nine months ended September 30, 2015. The increase in profitability can primarily be attributed to a $213 thousand increase in net interest income relative to the first nine months of 2015 and a decrease in noninterest expense of $370 thousand, only partially negated by a decline in noninterest income of $70 thousand. Federal income tax provisions were $284 thousand for the first nine months of 2016 versus only $155 thousand during the comparable period in 2015.

Distribution of Assets, Liabilities, and Shareholders’ Equity

For the nine months ended September 30,

	(Dollars in thousands)
	2016			2015
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Loans receivable (1), (2), (4)	$146,651	$5,817	5.29%	$142,517	$5,788	5.42%
Securities (3)	9,270	124	1.78%	24,272	287	1.58%
Fed funds sold	11,247	26	0.31%	12,306	21	0.23%
FHLB stock	859	26	4.04%	859	26	4.04%
Total interest earning assets	168,027	5,993	4.76%	179,954	6,122	4.54%
Noninterest earning assets	12,602			16,178
Total assets	$180,629			$196,132

Interest-bearing liabilities
Interest bearing deposits	127,301	523	0.55%	148,144	691	0.62%
Other borrowings	2,370	100	5.63%	5,346	274	6.83%
Total interest bearing liabilities	129,671	623	0.64%	153,490	965	0.84%
Noninterest bearing liabilities	31,349			23,433
Total including non-interest bearing demand deposits	161,020	623		176,923	965
Other noninterest liabilities	1,415			2,778
Total liabilities	162,435			179,701
Shareholders’ equity	18,194			16,431
Total liabilities and shareholders’ equity	$180,629			$196,132
Net interest income; interest rate spread		$5,370	4.12%		$5,157	3.70%
Net interest margin			4.26%			3.82%
Average interest-earning assets to average interest-bearing liabilities			129.58%			117.24%

(1) Loan fees are immaterial amounts

(2) Non-accrual loans are included in average loan balance

(3) Interest income for tax-exempt securities is not calculated on a tax-exempt basis

(4) Loans receivable includes loans held for sale

Interest income for the nine months ended September 30, 2016 was $6.0 million, a $129 thousand, or 2.1%, decrease from that earned during the nine months ended September 30, 2015. The yield on earning assets increased 22 basis points to 4.76% for the nine months ended September 30, 2016 from 4.54% for the nine months ended September 30, 2015. Interest income earned from the loan portfolio increased $29 thousand, or 0.5%, to $5.8 million for the nine months ended September 30, 2016 from $5.8 million for the nine months ended September 30, 2015. The increase in interest income from the loan portfolio can be attributed to an increase in average loan balances of $4.1 million, or 2.9%. The yield on loans decreased 13 basis points to 5.29% for the nine months ended September 30, 2016 relative to the 5.42% earned for the nine months ended September 30, 2015.

Interest income from the investment portfolio declined $163 thousand, or 56.8%, to $124 thousand for the nine months ended September 30, 2016 from $287 thousand for the nine months ended September 30, 2015. Average assets for the securities portfolio declined $15.0 million and the yield increased by 20 basis points. Securities sales during the nine month period ending September 30, 2016 totaled $4.0 million at a weighted average yield of 1.00% and a weighted average maturity of 1.9 years. Securities sales during the nine month period ending September 30, 2015 totaled $14.4 million and purchases were $3.1 million. Securities gains recognized during the first three quarters of 2015 were $168 thousand.

Interest expense for the nine months ended September 30, 2016 was $623 thousand, a $342 thousand, or 35.4%, decrease from the $965 thousand in interest expense for the nine months ended September 30, 2015. Interest expense for deposits declined $168 thousand, or 24.3%, to $523 thousand for the nine months ended September 30, 2016. Average balances of interest bearing deposits decreased by $20.8 million, or 14.1%, to $127.3 million at September 30, 2016 from $148.1 million at September 30, 2015.

Interest expense for other borrowings was $100 thousand for the nine months ended September 30, 2016 and $274 thousand for the nine months ended September 30, 2015. In February 2015, the Company issued $656 thousand of common stock, retiring a like amount of debt, and reducing the interest rate on a portion of the remaining debt. Principal payments reduced the average outstanding debt to $2.4 million as of September 30, 2016 from $5.3 million as of September 30, 2015.

Net interest margins continue to be under heavy pressure as higher yielding loans reprice downward, are refinanced at lower rates, or are paid off early. During the first nine months of 2016, loans totaling $13.7 million have repriced at a net decrease of 13 basis points, mostly due to the downward repricing of commercial loans offsetting the increased rates of home equity loans repricing from their initial teaser rates. The Bank has continued to drive the composition of the loan portfolio towards variable rate loans and shorter maturity fixed rate loans as protection against rising interest rates. Although striving to originate conforming residential mortgage loans, management is retaining a larger percentage of these mortgage loans in-house rather than selling to the secondary market. The loan mix resulting from holding these typically variable rate loans in the portfolio will depress the net interest margin in the short term, but should be additive as they begin to reprice. The loan portfolio currently consists of 69.7% variable rate loans. The Bank has reduced interest rates paid on a large group of deposit accounts and continues to monitor certificate of deposit rates relative to our peers. Effects of these deposit cost initiatives are now being felt.

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and September 30, 2015

For the three months ended September 30, 2016, the Company earned net income of $346 thousand, a $169 thousand increase from the $177 thousand net income reported for the three months ended September 30, 2015. Net interest income increased $58 thousand (3.3%) during the third quarter of 2016 versus the third quarter of 2015, noninterest income decreased $261 thousand, and noninterest expense decreased $449 thousand. Federal income tax expense of $144 thousand in the third quarter of 2016 was $77 thousand (114.9%) greater than that recorded in the third quarter of 2015.

Distribution of Assets, Liabilities, and Shareholders’ Equity

For the three months ended September 30,

	(Dollars in thousands)
	2016			2015
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest earning assets:
Loans receivable (1), (2), (4)	$146,944	$1,940	5.28%	$144,070	$1,953	5.42%
Securities (3)	9,108	43	1.89%	19,050	71	1.49%
Fed funds sold	11,090	9	0.32%	14,038	8	0.23%
FHLB stock	859	9	4.19%	859	9	4.19%
Total interest earning assets	168,001	2,001	4.76%	178,017	2,041	4.58%
Noninterest earning assets	12,733			15,952
Total assets	$180,734			$193,969

Interest-bearing liabilities
Interest bearing deposits	126,152	174	0.55%	143,964	219	0.61%
Other borrowings	2,223	31	5.58%	4,975	84	6.75%
Total interest bearing liabilities	128,375	205	0.64%	148,939	303	0.81%
Noninterest bearing liabilities	32,128			25,222
Total including noninterest bearing demand deposits	160,503	205		174,161	303
Other noninterest liabilities	1,450			2,757
Total liabilities	161,953			176,918
Shareholders’ equity	18,781			17,051
Total liabilities and shareholders’ equity	$180,734			$193,969
Net interest income; interest rate spread		$1,796	4.12%		$1,738	3.77%
Net interest margin			4.28%			3.91%
Average interest-earning assets to average interest-bearing liabilities			130.87%			119.52%

(1) Loan fees are immaterial amounts

(2) Non-accrual loans are included in average loan balance

(3) Interest income for tax-exempt securities is not calculated on a tax-exempt basis

Interest income for the three months ended September 30, 2016 was $2.0 million, a decrease of $40 thousand or 2.0%, from that earned in the three months ended September 30, 2015. The yield on earning assets improved 18 basis points to 4.76% for the three months ended September 30, 2016 from 4.58% for the three months ended September 30, 2015. Interest income earned from the loan portfolio decreased $13 thousand, or 0.7%, for the three months ended September 30, 2016 relative to the three months ended September 30, 2015. The decrease in interest income from the loan portfolio can be attributed to the decrease in average yield of 14 basis points for the three month period ending September 30, 2016 compared to the three month period ending September 30, 2015.

Interest income from the investment portfolio declined $28 thousand, or 39.4%, to $43 thousand for the three months ended September 30, 2016 from $71 thousand for the three months ended September 30, 2015. Average assets for the securities portfolio declined $9.9 million and the yield increased by 40 basis points. During the third quarter of 2016, a $1.0 million taxable municipal bond, due in 2030, was purchased at a yield of 4.25%.

Interest expense for the three months ended September 30, 2016 was $205 thousand, a $98 thousand, or 32.3%, decrease from the $303 thousand in interest expense for the three months ended September 30, 2015. Interest expense for deposits declined $45 thousand, or 20.5%, to $174 thousand for the three months ended September 30, 2016. Average balances of interest bearing deposits decreased by $17.8 million, or 12.4%, declining to $126.2 million at September 30, 2016 from $144.0 million at September 30, 2015. The Company continues to trim the public deposits by offering competitive, but not exorbitant, deposit rates.

Interest expense for other borrowings was $31 thousand for the three months ended September 30, 2016 and $84 thousand for the three months ended September 30, 2015. In February 2015, the Company issued $656 thousand of common stock, retiring a like amount of debt, and reducing the interest rate on a portion of the remaining debt. Principal payments reduced the average outstanding balance for the quarter from $5.0 million as of September 30, 2015 to $2.2 million as of September 30, 2016.

Noninterest Income. Noninterest income, which consists primarily of fees and commissions earned on services, such as deposits, credit cards, and ATMs that are provided to the Bank’s customers, and to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income, decreased $70 thousand, or 5.9%, to $1,116 thousand for the nine months ended September 30, 2016 from $1,186 thousand for the nine months ended September 30, 2015. The period-over-period decrease in noninterest income can primarily be attributed to a $153 thousand decrease in gains recognized from the sale of available for sale securities during the first nine months of 2016 versus the first nine months of 2015. The following is a discussion of other significant period-over-period changes in other material noninterest income categories:

•	Income from service fees decreased $11 thousand, or 3.5%, to $300 thousand for the nine months ended September 30, 2016 from $311 thousand for the nine months ended September 30, 2015. The decrease was due to a $59 thousand period-over-period decrease in revenue from the Bank’s overdraft protection product, resulting from a change in the way we process overdrafts. The Bank is currently evaluating strategies to recapture lost fee income.
•	Sales of OREO properties generated gains of $213 thousand for the nine months ended September 30, 2016 compared to gains of $211 thousand recognized on the sale of OREO properties during the nine months ended September 30, 2015. During the first nine months of 2016, the Company sold 13 properties with a carrying value of $223 thousand versus 8 bank properties with a carrying value of $815 thousand last year.
•	Other income increased $61 thousand, or 26.0%, during the first nine months of 2016 to $296 thousand. The increase is primarily attributable to a gain of $56 thousand realized on the sale of three substandard, nonaccrual loans with a carrying value of $595 thousand, as well as increased earnings of $71 thousand from Bank Owned Life Insurance policies purchased in September 2015 on key management figures for the purpose of offsetting employee benefit costs. Offsetting this increase was a decline of $50 thousand in mortgage broker commissions.

For the three months ended September 30, 2016, noninterest income decreased by $261 thousand, or 43.7%. The period-over-period decrease in noninterest income can primarily be attributed to a decrease of $208 thousand in gains recognized from the sale of OREO and other repossessed properties and reductions of $20 thousand and $21 thousand in gains on the sale of available for sale securities and service charge fees. The following is a discussion of other significant period-over-period changes in other material noninterest income categories:

•	Income from service fees decreased $21 thousand, or 16.9%, to $103 thousand for the three months ended September 30, 2016 from $124 thousand for the three months ended September 30, 2015. The decrease can be attributed to a $26 thousand period-over-period decrease in revenue from the Bank’s overdraft protection product, due to a change in the way we process overdrafts. The Bank is currently evaluating strategies to recapture lost fee income.
31

•	Sales of OREO properties generated gains of $47 thousand for the three months ended September 30, 2016 compared to gains of $255 thousand recognized on the sale of OREO properties during the three months ended September 30, 2015.
•	There were no transactions or gains from the sale of investment securities during the third quarter of 2016 versus $20 thousand in gains for the three months ended September 30, 2015.
•	Other income declined $28 thousand, or 25.2%, during the three month period ending September 30, 2016 to $83 thousand. The change can primarily be attributed to an increase of $20 thousand in earnings from Bank Owned Life Insurance policies purchased in September 2015 on key management figures for the purpose of offsetting employee benefit costs, offset by a declines of $34 thousand in mortgage broker commissions.

Noninterest Expense. Noninterest expense, which consists primarily of personnel, occupancy, equipment, and other operating expenses, decreased $370 thousand, or 6.4%, between the nine month periods ended September 30, 2016 and September 30, 2015. The decrease is primarily attributable to changes in only a few categories. The following is a discussion of significant period-over-period changes for other material noninterest expense categories:

•	Salaries and employee benefits expense increased by $83 thousand, or 3.5%, to $2.5 million for the nine months ended September 30, 2016 relative to the nine months ended September 30, 2015. Nearly all of the increase is attributable to the addition of two senior level employees to enhance our lending and loan processing capabilities. An additional new employee has brought a service formerly outsourced to a third party back into the Bank.
•	Net occupancy and equipment expense decreased by $66 thousand, or 9.5%, during the nine months ended September 30, 2016 relative to the same period of 2015. Most of the savings are due to the closing of an unprofitable in-store branch in September 2015.
•	Expenses on other real estate owned were $9 thousand lower for the nine months ended September 30, 2016 relative to the period ended September 30, 2015. Other real estate owned balances averaged $25 thousand for the nine months ended September 30, 2016 versus $432 thousand for the nine months ended September 30, 2015, resulting in lower maintenance and preservation costs.
•	Legal and professional fees have fallen $144 thousand for the nine month period ending September 30, 2016 to a total of $289 thousand versus $433 thousand for the comparable period in 2015. Litigation and foreclosure activity has declined for the 2016 period as reflected in the lower levels of OREO properties and non-performing assets.
•	Other operating expenses for the nine month period ending September 30, 2016 is $180 thousand less than for the comparable period ending September 30, 2015. This decrease was driven by the 2015 write-down of $80 thousand in worthless, discarded assets in addition to $119 thousand in additional expenses related to the closing of an unprofitable branch. During the nine month period in 2015, we wrote-off stock received as collateral in a 2012 loan foreclosure. Previously valued at $100 thousand, the carrying value of the stock was written down to zero. Increases of $23 thousand in employee training related costs for the 2016 year to date period were partially offset by savings of $65 thousand in temporary and seasonal employee costs as well as employee acquisition costs.

Noninterest expense, which consists primarily of personnel, occupancy, equipment, and other operating expenses, was down $449 thousand, or 21.5%, for the three month period ended September 30, 2016 compared to the same period for September 30, 2015. The decrease is primarily attributable to drops in both legal fees and other expenses. The following is a discussion of significant period-over-period changes for other material noninterest expense categories:

•	Salaries and employee benefits expense fell by $6 thousand, or 0.8%, to $786 thousand for the three months ended September 30, 2016 relative to the three months ended September 30, 2015. Staffing levels did not change significantly for the two periods in question.
•	Net occupancy and equipment expenses decreased by $18 thousand, or 8.2%, during the three months ended September 30, 2016 as depreciation expenses decreased by $7 thousand and branch lease payments declined by $9 thousand as a result of a branch closing.

•	Legal expenses were $175 thousand, or 74.5%, less for the three months ended September 30, 2016 relative to the same period ended September 30, 2015. Charges related to a since dismissed lawsuit accounted for $48 thousand of the difference and savings attributable to the way we collect on past due and nonperforming accounts were $56 thousand. Balances of OREO properties fell from $376 thousand at September 30, 2015 to $22 thousand at September 30, 2016, with a resulting savings in legal expenses.
•	Other operating expense for the quarter ending September 30, 2016 were $168 thousand less than for the quarter ending September 30, 2015. Expenses related to branch closures totaled $149 thousand during the third quarter of 2015 and $25 thousand during the third quarter of 2016. The company realized savings of $38 thousand in temporary and seasonal employee costs and employee acquisition costs when comparing the third quarter of 2016 to 2015.

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

Management considers the current allowance for loan losses at September 30, 2016 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values, and loss experience. No provision for loan losses was recorded in either of the first three quarters of 2016 or 2015.

A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses, which could adversely affect the Company’s financial condition and results of operations.

Changes in Financial Condition from December 31, 2015 to September 30, 2016.

Overview, Total assets decreased $2.9 million to $180.9 million on September 30, 2016 from $183.8 million on December 31, 2015.

Loan Portfolio. Gross loans increased $0.7 million, or 0.4%, to $149.9 million as of September 30, 2016 from a balance of $149.2 million on December 31, 2015. The increase is the net effect of new origination activity totaling $23.0 million, and $22.3 million in principal reductions for the first nine months of 2016. Principal reductions also included net loan charge-offs of $124 thousand. A single loan of $38 thousand was transferred to OREO at its fair value of $22 thousand. The new originations were primarily commercial mortgage loans ($6.8 million or 30.2%) and consumer mortgage ($4.3 million or 19.3%). Total consumer lending, including consumer mortgage, was 65.5% of originations during the nine month period ending September 30, 2016. The emphasis on consumer lending is part of a strategic initiative to re-balance the loan portfolio to be more equally weighted between commercial and consumer loans. This trend is expected to continue for the remainder of 2016 and is incorporated into the 2016 budget. As of September 30, 2016, total consumer loans, including consumer mortgage loans, totaled 46.9% of gross loans versus 45.0% of gross loans at December 31, 2015.

	(Dollars in thousands)
	September 30,	December 31,
	2016	2015

Commercial	$79,649	$82,147
Real estate	43,405	43,401
Consumer	26,835	23,683
	$149,889	$149,231

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

The deposit portfolio decreased $4.0 million, or 2.5%, to $158.3 million as of September 30, 2016 from $162.3 million as of December 31, 2015. Noninterest bearing deposits increased $5.7 million, relative to December 31, 2015, as a result of the reclassification of interest bearing accounts which no longer met the criteria to earn interest. Both savings and DDA/NOW accounts declined during the period relative to December 31, 2015. Savings declined by $0.1 million and DDA/NOW accounts fell by $6.4 million, in addition to the reclassification decrease. Much of the decline in transaction deposits was a shift to MMDA which increased by $0.8 million (2.0%) over the same period. Certificates of deposit increased nominally, in line with the Bank’s pricing strategy of setting competitive interest rates, but not necessarily the highest deposit rates in our market. This strategy contributed to a 20 basis points decrease in the average cost of deposits during the first three quarters of 2016 versus the first three quarters of 2015. Management expects these disintermediation driven reductions in cost to continue in 2016 as premium deposit rates are no longer offered by the Bank.

Other Borrowings. Borrowed funds totaled $2.2 million as of September 30, 2016, a $366 thousand, or 14.3%, decrease from the December 31, 2015 balance. The borrowings consist of three loans to the Bancorp from outside creditors. The loans must be repaid from Bancorp cash. As of September 30, 2016, Bancorp’s cash position was $486 thousand.

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

Other Borrowings
(Dollars in thousands)
Description	Balance of Loan as of 09/30/16	Interest Rate	Frequency of Payments	Status	Maturity Date

Loan 1	$444	4.75%	Monthly	Amortizing	11/21/2019
Loan 2	$307	4.25%	Monthly	Amortizing	6/25/2019
Loan 3 (Note B)	$1,452	6.00%	Monthly	Interest Only	8/4/2021

No FHLB borrowings were outstanding as of September 30, 2016 or December 31, 2015. The Bank had an approved FHLB line-of-credit of $51.0 million as of September 30, 2016. In addition, the Company has collateralized federal fund lines of $8.7 million with the FRB and $1.0 million with Great Lakes Bankers Bank. Neither line was drawn upon as of September 30, 2016. The FHLB line is secured via the pledge of mortgage loans totaling $76.9 million, the Federal Reserve federal fund line is secured via the pledge of $12.0 million of automobile loans, and the Great Lakes Bankers Bank line is unsecured.

Federal Income Taxes. The Company, in December 2014, recaptured the $5.1 million deferred tax asset allowance account, which had been established in 2012 as a write-off of the Company’s deferred tax asset position. As a result of recapturing this allowance account, the Company is now subject to reporting federal income tax expense. For the nine month period ended September 30, 2016, the Company recorded income tax expense of $284 thousand versus $155 thousand for the nine month period ended September 30, 2015. At September 30, 2016, the Company has a deferred tax asset related to a net operating loss carryforward of approximately $4.7 million.

Concentrations of Credit Risk. Financial institutions such as Citizens Bank generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. The Bank’s loan portfolio is concentrated geographically in central Ohio. Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for income generating property totaled $30.0 million at September 30, 2016, which represents 20.0% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 3.5% at September 30, 2016. Management has also identified sub-prime loans (less than a 660 credit score) and unsecured loans as concentrations. As of September 30, 2016, loans to sub-prime borrowers totaled $10.1 million (6.7% of total portfolio), with 3.2% of these credits 30 days or more past due. In addition, unsecured loans totaled $3.8 million as of September 30, 2016, or 2.5%, of the loan portfolio, with a delinquency rate, which is any loan 30 days or more past due, of 0.3% at September 30, 2016.

Liquidity and Capital Resources. The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash provided by operating activities was $658 thousand for the first nine months of 2016 and $358 thousand for the first nine months of 2015. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of accrued interest payable, net gain on sale of other real estate owned, other assets, other liabilities and adjustments related to loans originated for sale.

The primary investing activity of the Bank is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from sales and maturities of investment securities.

In considering the more typical investing activities, during the first nine months of 2016, $4.0 million of cash was generated from sale of investment securities and $2.2 million was provided by the combination of maturity, pay-downs, or calls of investment securities.

Financing activities consumed a net total of $3.8 million of cash balances during the nine month period ended September 30, 2016, due to the drop in deposit account balances during the same period. Proceeds from the issuance of the Bancorp’s common stock totaled $0.6 million.

For the first nine months of 2016, total deposits were down $4.0 million, or 2.5%, versus December 31, 2015 as the Company continues to de-emphasize large, collateralized, public fund deposits. For the same period in 2015, total deposits were down $9.8 million. For additional information about cash flows from the Bank’s operating, investing, and financing activities see the consolidated statements of cash flows included in the consolidated financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

There are no matters required to be reported under this item.

Item 4 - Controls and Procedures.

Bancorp’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date, in timely alerting them to material information required to be in the Company’s (including its consolidated subsidiary) periodic SEC filings.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q

Quarter ended September 30, 2016

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
There are no matters required to be reported under this item.

Item 1A.	Risk Factors.
There has been no material change in the nature of the risk factors as set forth in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There are no matters required to be reported under this item.

Item 3.	Defaults upon Senior Securities.
There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures.
There are no matters required to be reported under this item.

Item 5.	Other Information.
There are no matters required to be reported under this item.

Item 6.	Exhibits.

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Citizens Independent Bancorp, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed September 5, 2013 (Registration No. 333-191004).

3.2	Amended and Restated Regulations of Citizens Independent Bancorp, Inc. incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed September 5, 2013 (Registration No. 333-191004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Citizens Independent Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Citizens Independent Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS INDEPENDENT BANCORP, INC.
(Registrant)

Date: November 14, 2016	/s/ Daniel C. Fischer
Daniel C. Fischer
President and Chief Executive Officer

/s/ James V. Livesay
Date: November 14, 2016	James V. Livesay
EVP and Chief Financial Officer

