Form 10-K
period 2016-12-31
Citizens Independent Bancorp, Inc.
filed 2017-03-31
CIK 1553830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑          Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(g) of the Act: None

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

As of March 20, 2017, 691,288 shares of the registrant’s no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The Bank operates through its home office, located at 188 West Main Street, Logan, Ohio 43138, and two other branch offices located in Athens and Hocking Counties in Ohio. We seek to deliver exceptional quality service while providing innovative products. Our priority has been, and continues to be, to create shareholder value by establishing an attractive commercial banking franchise and providing valuable service through relationship-oriented employees who are committed to the communities that we serve and to building lasting customer relationships.

As of December 31, 2016, the Company had consolidated net assets of $179.5 million, total loans (net of allowance for loan losses, referred to as “net loans”) of $152.1 million, total deposits of $156.1 million, and shareholders’ equity of $19.2 million.

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

As of December 31, 2016, less than 2.4% of our total loan portfolio was unsecured, representing loans made to borrowers considered to be of sufficient financial strength to merit unsecured financing. As of December 31, 2016, approximately 28.6% of our total portfolio was fixed rate loans and approximately 71.4% of our total portfolio was variable rate loans.

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

In our credit underwriting process, we carefully evaluate the borrower’s industry, operating performance, liquidity, and financial condition. We underwrite credits based on multiple repayment sources, including operating cash flow, liquidation of collateral, and guarantor support, if any. As of December 31, 2016, approximately 82.5% of our commercial and industrial loans were secured and a significant portion of those loans were supported by personal guarantees. We closely monitor the operating performance, liquidity and financial condition of borrowers through analysis of periodic financial statements and meetings with the borrower’s management. As part of our credit underwriting process, we also review the borrower’s total debt obligations on a global basis.

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

CRE loans are secured by business and commercial properties. Typically our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well. As of December 31, 2016, we had $68.6 million in CRE loans outstanding, comprising approximately 44.5% of our total loan portfolio. In line with our strategic direction, these loans were down from last year when they totaled $69.3 million, or 46.4%, of the loan portfolio.

Residential Real Estate Loans. Our lending activities include the origination of first and second lien loans secured by residential real estate that is located primarily in our target markets. These customers primarily include branch and retail banking customers. Typically our loan-to-value benchmark for these loans is below 90% at inception, with satisfactory debt-to-income ratios as well. As of December 31, 2016, we had a total of $43.7 million in outstanding residential real estate loans, comprising 28.4% of our total loan portfolio, up from $43.4 million, or 29.1% of the loan portfolio at December 31, 2015.

Personal Loans and Credit. We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats, and other recreational vehicles and the making of home improvements and personal investments. At December 31, 2016, we had $30.2 million in personal loans, which represented 19.6% of total loans. The December 31, 2015 loan portfolio had $23.7 million of personal loans, or 15.9% of the portfolio.

Deposit Generation. We generate deposits primarily through offering a broad array of deposit products to individuals, businesses, associations, financial institutions, and government entities in our geographic market. We generally seek a full banking relationship from our lending customers. This often includes encouraging a new customer to consider both business and personal checking accounts and other deposit services. Our deposit services include checking, savings, and money market accounts, certificates of deposit, direct deposit services, and telephone and internet banking. As of December 31, 2016, the Bank had total deposits of $156.1 million.

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

Common Stock Warrants

In the rights offering, for each two shares purchased by a shareholder, the Company issued to the shareholder, for no additional consideration, a warrant entitling the shareholder to purchase, upon exercise of the warrant, one additional common share. These warrants entitled the holder to purchase a share of the Company’s common stock at 90% of the prior month’s closing book value. Valid for a period of two years, the warrants expired June 25, 2016. Allocated value of these common stock warrants was based on the Black Scholes methodology. A total of 74,687 of the 119,003 total warrants issued were exercised.

Employees

Bancorp does not have any employees. As of December 31, 2016, the Bank had 55 full-time employees and 4 part-time employees, a reduction of 3 FTE from the December 31, 2015 level. The future success of the Bank depends, in part, on its ability to attract, retain, and motivate highly qualified management and other personnel, for whom competition is intense. The Bank believes that its employees are critical to the success of the institution. The Bank provides group health, dental, life, and disability insurance for its employees. The Bank’s employees are not represented by a collective bargaining agreement and the Bank has never experienced a strike or similar work stoppage. The Bank considers its relationship with its employees to be satisfactory.

Market

We consider our primary market area to be Hocking and Athens Counties, Ohio. The Bank serves this market through three full service locations, which include the Bank’s main office located at 188 West Main Street, Logan, Hocking County, Ohio. In a move to significantly lower delivery costs and improve visibility and service to the community, during the 2016 fiscal year we constructed a new full service branch replacing an existing full service branch and a limited service branch. We also closed an additional full service location in an unprofitable market sector. The principal economic activities in the Bank’s market area include manufacturing, the service sector for local universities, tourism, construction, healthcare, retailing, and food services.

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

Effective January 1, 2015, the new minimum capital requirements became effective, including a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019.

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0%, and (d) a minimum leverage ratio of 4.0%.

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 % composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 % at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016 and increases by 0.625% each year through January 1, 2019.

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

Dodd-Frank Act. On July 21, 2010, President Obama signed the Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law. The Dodd-Frank Act, amongst other things, created the Consumer Financial Protection Bureau, permitted the payment of interest on commercial demand deposit accounts, and increased the standard maximum amount of deposit insurance per customer to $250,000.

Executive and Incentive Compensation. In June 2010, the FRB, the OCC, and the FDIC issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

In October 2012, the Bank entered into publicly available Consent Orders with the FDIC and the DFI (collectively referred to as the Orders), which required the Bank to take a number of actions. In October 2015, the Orders were lifted and the Bank entered into a memorandum of understanding (the “2015 MOU”) with the FDIC and DFI. Significant among the ongoing required actions was the development of a capital plan resulting in the Bank meeting and maintaining its level of Tier 1 capital as a percentage of its adjusted average total assets at a minimum of 8.00% and its level of qualifying total capital as a percentage of risk-weighted assets at a minimum of 11.50%. The Bank was also required to obtain approval from the FDIC and DFI prior to the payment of any dividends. In August 2016, both the FDIC and the DFI released the Bank from the 2015 MOU without restriction. The Bank is no longer required to seek prior approval of any dividends.

On July 5, 2011, the Bancorp entered into a memorandum of understanding (the “FRB 2011 MOU”) with the FRB. The FRB 2011 MOU prohibited the Bancorp, without prior approval of the FRB, from declaring or paying cash dividends; taking dividends or any other form of payment representing a reduction in the Bank’s capital; incurring, increasing, or guaranteeing any debt; or purchasing or redeeming any shares. On August 18, 2016 the FRB released the Bancorp from the FRB 2011 MOU without restriction. Bancorp may declare and pay cash dividends; take dividends or any other form of payment representing a reduction in the Bank’s capital; incur, increase, or guarantee any debt; or purchase or redeem any shares as approved by the board of directors without prior approval of the FRB.

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

Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

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

At December 31, 2016, our non-performing loans totaled $0.8 million, representing 0.5% of total loans and 0.4% of total assets. In addition, loans that management has classified as either substandard, doubtful or loss totaled $4.9 million, representing 3.2% of total loans and 2.7% of total assets. At December 31, 2016, our allowance for loan losses was $1.8 million, representing 240.6% of non-performing loans. In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, Bancorp may experience significant loan losses, which could have a materially adverse effect on our operating results. Bancorp makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, Bancorp reviews loans and our loss and delinquency experience, and evaluates economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. The additions to our allowance for loan losses would be made through increased provision for loan losses, which would reduce our income.

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

The Bank relies on deposits, advances from the Federal Home Loan Bank (the “FHLB”), and other borrowings to fund its operations. Although the Company considers such sources of funds adequate for its current capital needs, the Company may seek additional debt or equity capital in the future to achieve its long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to the Company shareholders, and debt refinancing arrangements may require the Company to pledge some of its assets and enter into covenants that would restrict its ability to incur further indebtedness. Additional financing sources, if sought, might be unavailable to Bancorp or, if available, could be on terms unfavorable to it. If additional financing sources are unavailable, not available on reasonable terms or the Company is unable to obtain any required regulatory approval for additional debt, the Company’s growth strategy and future prospects could be adversely impacted.

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

Management’s accounting policies and methods are fundamental to how the Company records and reports our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. The most critical estimates are the level of the allowance for loan losses, other real estate owned valuation, and the valuation allowance on the deferred tax asset. Due to the inherent nature of these estimates, Bancorp cannot provide absolute assurance that it will not significantly adjust the allowance for loan losses or valuations due to uncertainties.

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

The absence of a highly liquid trading market in our common shares may adversely affect your ability to resell shares at prices that you find attractive, or at all.

Our common shares are quoted on the over-the-counter market “pink sheets”, but are not traded on any other national securities exchange and we do not intend to apply for listing on any national securities exchange or stock market. In the absence of a highly liquid trading market, investors may be unable to liquidate their investment or make any profit from the investment. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

We may issue additional common shares or convertible securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per common share and adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 2,000,000 common shares and 100,000 preferred shares. As of December 31, 2016, we had 691,287 common shares and no preferred shares outstanding. Although we presently do not have any intention of issuing additional common shares, we may do so in the future in order to meet our capital needs and regulatory requirements, and we may be able to do so without shareholder approval. Our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized, but unissued, common shares for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We plan no immediate activity. Any issuance of additional common shares or convertible securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per common share.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

No response required.

ITEM 2 - PROPERTIES

The Company conducts business from three office locations. The Bank’s main office is located at 188 West Main Street, Logan, Ohio 43138. The main office is housed in a Bank-owned 4,000+ square foot building with drive-up lanes and a detached ATM. The Bank’s offices are located in Logan, Ohio (main office and 1 branch), and Athens, Ohio (1 branch). The Company currently operates from the following locations, which are owned by the Bank:

Locations

• Main Office 188 West Main Street Logan, Ohio 43138	• Branch 31348 Primmer Road Logan. Ohio 43138

• Branch 20 East Stimson Avenue Athens, Ohio 45701

In September, 2015, an in-store, limited service, bank branch in Athens, Ohio was closed, and in July, 2016 a full service branch in Nelsonville, Ohio was also closed. Analysis indicated that these particular locations were not profitable and bank resources could be better deployed elsewhere. In both cases, incremental cost savings more than offset the costs of the lease buyout. In September, 2016, an in-store branch in Logan, Ohio was closed and in November, 2016 a full service branch in Logan, Ohio was also closed. These two leased branches were merged into a newly constructed, bank owned, branch in Logan. Management believes that the site of the new branch is highly advantageous in comparison to the two branches replaced, will result in significantly reduced costs, and will enhance the business model. Cost reductions resulting from lower maintenance, energy expenses, and personnel costs make the project accretive to earnings.

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

Part II

ITEM 5 – Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Beginning on October 5, 2016, our common shares started being quoted for trading on the Over-The-Counter Pink Sheets (“OTC Pink”) Bulletin Board under the symbol “CZID.”  The number of record holders of the Company’s common shares as of March 20, 2017 was 658. The following quotations obtained from the OTC Pink since our shares became listed reflect the high and low bid prices for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Bid	Low Bid
Quarter ended:
March 31	N/A	N/A
June 30	N/A	N/A
September 30	N/A	N/A
December 31	$26.50	$18.30

The last cash dividend was paid in December 2010. Our shareholders are entitled to receive distributions out of legally available funds as, and when, declared by the Board, in its sole discretion.

ITEM 6 – SELECTED FINANCIAL DATA

	(Dollars in thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015
Summary Income Data:
Total interest income	$8,047	$8,172
Total interest expense	818	1,225
Net interest income	7,229	6,947
Provision for loan losses	-	(250)
Noninterest income	1,737	1,491
Noninterest expense	7,116	7,802
Income before income taxes	1,850	886
Income tax expense (benefit)	622	232
Net income	$1,228	$654

Per Share Income Data:
Earnings per common share	$1.80	$1.01
Book value per share	$27.82	$26.00
Outstanding shares	691,287	667,618

Selected Balance Sheet Data (period end):
Total assets	$179,497	$183,795
Securities available for sale	8,237	14,013
Loans, net of allowance for loan losses (1)	152,273	147,153
Allowance for loan losses	(1,848)	(2,078)
Deposits	156,138	162,325
Shareholders' equty	19,230	17,359

Performance Ratios (averages):
Return on shareholders' equity	6.66%	3.93%
Return on assets	0.68%	0.34%
Net interest income to total assets	4.01%	3.59%
Shareholders' equity to total assets	10.22%	8.60%

Asset Quality Data:
Nonperforming assets to total assets	0.43%	0.86%
Nonperforming assets to capital	3.99%	9.15%
Nonperforming loans to total loans	0.50%	0.90%
Nonperforming loans to allowance for loan losses	41.56%	64.97%
Allowance for loan losses to total loans	1.20%	1.39%
Ratio of net charge-offs to total loans	0.15%	1.03%

(1) Includes loans held for sale

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Certain statements in this Form 10-K, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act , Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimates,” “may,” “feels,” “expects,” “believes,” “plans,” “will,” “would,” “should,” “could,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to:

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

For the year ended December 31, 2016, the Company recorded net income of $1.2 million or $1.80 per share, compared to net income of $0.7 million, or $1.01 per share as of December 31, 2015. Return on average assets and return on average common equity were 0.68% and 6.66%, respectively, for year-end 2016, compared to 0.34% and 3.93% for year-end 2015.

Profitability in 2016 was largely the result of the continuation of diligent loan monitoring and the application of enhanced credit review. Many of the lower credit quality loans made in prior years have been returned to current status, been foreclosed and the collateral liquidated, or refinanced elsewhere. Aggressive stewardship of those loans in the prior year resulted in higher costs for that period, but those credit related costs continued to moderate in 2016. The prior year’s results were impacted by costs associated with the declining credit quality of loans originated over a six year period beginning in 2003 and emanated from large commercial loans to industries, including horticulture nurseries, biofuel production, and speculative commercial real estate. Several loans were made to borrowers outside the Company’s primary footprint. Of the $1.7 million of gross charge offs during 2015, 36.5% came from large commercial loans originated prior to 2009. Stricter monitoring of loan origination limited gross charge offs in 2016 to $0.3 million.

Key items affecting the Company’s results in 2016 compared to 2015 include:

•	During the 2016 fiscal year, the Company recorded no provision for loan losses as the existing allowance for loan and lease losses (ALLL) is deemed adequate. The Company recaptured $250 thousand from the ALLL in fiscal year 2015. Valuation adjustments made to the other real estate owned (OREO) portfolio totaled $15 thousand in 2016 versus OREO valuation adjustments of $138 thousand during 2015. During 2016, net loan charge offs totaled $0.2 million compared to 2015 net loan charge offs of $1.5 million. Principal transfers to OREO totaled $22 thousand in 2016 versus $150 thousand in 2015.

•	Net interest income increased $282 thousand, or 4.1% to $7.2 million for the year ended December 31, 2016 from $6.9 million for the year ended December 31, 2015. A $0.1 million year-over-year decline in interest income was offset by a $0.4 million reduction in interest expense.

•	The Company’s capital position increased with the capital campaign as well as the profitability of 2016. Shareholders’ equity at Bancorp increased $1.8 million (10.8%) to $19.2 million on December 31, 2016 from $17.4 million on December 31, 2015. Leverage capital and total capital at the Bank were 8.52% and 12.40% as of December 31, 2016 compared to 8.23% and 13.14% as of December 31, 2015.

Comparison of Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

For the year ended December 31, 2016, the Company recorded net profit of $1.2 million, or $1.80 per share, an increase of $0.6 million from the net profit of $0.7 million, or $1.01 per share, for the year ended December 31, 2015. Improved profitability in 2016 can primarily be attributed to lower noninterest expense owing to better loan quality, and more efficient operations. Legal expenses and OREO related expenses were down a combined $0.5 million in 2016 relative to 2015 as nonaccrual loans declined by $0.6 million and OREO fell from $0.2 million to zero.

Distributution of Assets, Liabilities, and Shareholders' Equity

For the years ended December 31,

	(Dollars in thousands)
	2016			2015
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-Earning Assets:
Loans receivable (1), (2), (4)	$148,060	$7,817	5.28%	$143,596	$7,764	5.41%
Securities (3)	9,077	164	1.81%	16,034	346	2.16%
Fed Funds Sold	5,188	30	0.57%	12,225	26	0.21%
FHLB stock	859	36	4.19%	859	36	4.19%
Total interest-earning assets	163,184	8,047	4.93%	172,714	8,172	4.73%
Non-interest-earning assets	17,215			20,961
Total Assets	$180,399			$193,675

Interest-Bearing Liabilities
Interest-bearing deposits	121,696	708	0.58%	146,127	891	0.61%
Fed Funds Purchased	229	2	0.87%	-	-	0.00%
Other borrowings	1,775	108	6.08%	4,900	334	6.82%
Total interest-bearing liabilities	123,700	818	0.66%	151,027	1,225	0.81%
Non-interest-bearing liabilities	36,507			24,379
Total including non-interest-bearing demand deposits	160,207	818		175,406	1,225
Other non-interest liabilities	1,747			1,619
Total Liabilities	161,954			177,025
Shareholders' equity	18,445			16,650
Total liabilities and shareholders' equity	$180,399			$193,675
Net interest income; interest rate spread		$7,229	4.27%		$6,947	3.92%
Net interest margin			4.43%			4.02%
Average interest-earning assets to average interest-bearing liabilities			131.92%			114.36%

(1) Loan fees are immaterial amounts
(2) Non-accrual loans are included in average loan balance
(3) Interest income for tax-exempt securities is not calculated on a tax-exempt basis
(4) Loans receivable includes loans held for sale

Volume and Rate Analysis

2016 Compared to 2015

At December 31,	(Dollars in thousands)
	Total	Volume	Rate

Increase (Decrease) in
Interest Income
Overnight Funds Sold	$4	$(15)	$19
Investment Securities	(182)	(157)	(25)
Loans	53	241	(188)
Total Interest Income	(125)	69	(194)

Interest Expense
Deposits	$(183)	$(149)	$(34)
Overnight Funds Purchased	2	-	2
Borrowed Funds	(226)	(213)	(13)
Total Interest Expense	(407)	(362)	(45)

Net Interest Income	$282	$431	$(149)

Interest income for the year ended December 31, 2016 was $8.0 million, a $0.1 million, or 1.5%, decrease from that earned during the year ended December 31, 2015. The yield on earning assets increased 20 basis points (bps) to 4.93% for the year ending December 31, 2016 from 4.73% for the prior year ended December 31, 2015. Interest income earned from the loan portfolio increased approximately $0.1 million when compared to 2015. The small increase in interest income from the loan portfolio can be attributed to growth in average loan balances of $4.5 million partially offset by a 13 bps reduction in average annual yield on those loans. A combination of loan originations during a historically low rate cycle and the continued downward repricing of variable rate loans drove the reduction in average yield.

Interest income from the investment portfolio was down $0.2 million for the year ended December 31, 2016 and relative to the year ending December 31, 2015. A year-over-year decline of $7.0 million (43.4%) in average investment portfolio balances and a year-over-year decrease in average yield of 35 bps (from 2.16% in 2015 to 1.81% in 2016) drive this decrease. During 2016, a total of $4.0 million of investment securities were sold, consisting of $1.0 million of US government securities, yielding 0.43%, and $3.0 million of US government federal agencies, yielding 1.19%. During 2015, a total of $3.1 million of investment securities were purchased, consisting of $1.8 million of municipal securities, yielding 1.88%, and $1.3 million of US government federal agencies, yielding 2.02%.

Interest expense for the year ended December 31, 2016 was $0.8 million, a $0.4 million or 33.2% decrease from the $1.2 million paid for the year ended December 31, 2015. Interest expense for deposits declined $0.2 million to $0.7 million for 2016 from $0.9 million for 2015. The decrease resulted, in part, from a new pricing strategy of setting competitive deposit rates on retail CD’s (less than $100 thousand) but not necessarily being the market leader as had been the case in prior years.

Interest expense for other borrowings was $108 thousand in 2016 and $334 thousand in 2015. This interest expense is related to loans to the holding company which were paid off and retired in the fourth quarter of 2016. These loans totaled $2.6 million as of December 31, 2015. Please refer to “Other Borrowings” below for details regarding these loans.

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

The absence of any loan loss provision expense in 2016 compares to the recovered provision of $250 thousand in 2015. The absence of a provision expense for loan losses was largely driven by a decrease in nonperforming loans and increases in the collateral values for impaired loans. Management considers the allowance for loan losses at December 31, 2016 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values, and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Company’s financial condition and results of operations. At December 31, 2015, the Company had determined that an excess existed in the allowance for loan and lease losses and $250 thousand was recaptured to income.

Noninterest Income. Noninterest income, which consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers, and to a lesser extent, gains on sales of OREO and other repossessed assets, and other miscellaneous income, increased $246 thousand, or 16.5%, to $1.7 million for the year ended December 31, 2016 from $1.5 million for the year ended December 31, 2015. The increase can mostly be attributed to 2016 gains from the sales of repossessed assets of $532 thousand. Gains on the sale of investment securities were down $153 thousand in 2016 relative to 2015. The following is a discussion of significant year-over-year changes in other material noninterest income categories:

•	Services charges for deposit accounts decreased by $2 thousand to $407 thousand for the year ended December 31, 2016 from $409 thousand for the year ended December 31, 2015. These fees were expected to decline as the Bank changed the procedure used to process account overdrafts to a more customer based methodology, limiting the number of charged overdrafts fees per customer.

•	The Company recorded $60 thousand in secondary market sales fees as the initiative to originate loans and sell them in the secondary markets gained traction in 2016. This fee income was an increase of 114.3% over the $28 thousand earned in 2015.

•	Income for credit and debit cards increased by $11 thousand, or 3.1%, to $361 for the year ended December 31, 2016 from $350 thousand for the year ended December 31, 2015. The Bank continues to emphasize credit and merchant card issuance and fees.

•	Other noninterest income from the gain on sale of OREO properties increased by $287 thousand to $532 thousand for the year ended December 31, 2016 from a gain of $245 thousand for the year ended December 31, 2015. Much of the 2016 gain was attributable to a single relationship.

•	Sales of investment securities generated gains of $15 thousand in 2016 versus $168 thousand in 2015. Sales of investment securities totaled $4.0 million in 2016 and $14.4 million in 2015.

•	Other noninterest income was up $71 thousand, or 24.4%, to $362 thousand for the year ended December 31, 2016 from $291 thousand for the year ended December 31, 2015. Noninterest income primarily increased due to a $107 thousand increase in the cash surrender value of bank owned life insurance. Purchased in September, 2015, the insurance accrued for an entire year in 2016 versus only a quarter of 2015. The sale of three distressed loans to a third party purchaser resulted in gains of $56 thousand, which were only partially offset by a $28 thousand decline in mortgage broker commissions in 2016 versus 2015.

Noninterest Expense. Noninterest expense, which consists primarily of personnel, occupancy, equipment and other operating expenses, decreased by $686 thousand, or 8.8%, to $7.1 million for the year ended December 31, 2016 from the $7.8 million in expense for the year ended December 31, 2015. The year-over-year decrease was realized in branch consolidation expenses (down $260 thousand) and loan credit quality and OREO related components (down $459 thousand) offset by higher expenses associated with consumer delivery systems such as mobile banking.

The following is a discussion of significant year-over-year changes for other material noninterest expense categories:

•	Salary and benefit expense increased by $0.2 million, or 5.4%, to $3.4 million for the year ended December 31, 2016 from $3.2 million for the year ended December 31, 2015. Increases in salary expense of $0.2 million were offset by a reduction of $0.1 million in required pension fund contributions as the pension fund was fully funded in 2015.

•	Costs related to repossessed assets fell by $145 thousand, or 65.0%, for the year ended December 31, 2016 relative to the year ended December 31, 2015. Costs related to the preservation and care of OREO properties dropped as a result of a decline in the number and value of OREO properties held by the Bank. At December 31, 2016. the Bank held no OREO property versus properties valued at $0.2 million at December 31, 2015. In 2016, $15 thousand was required to write down existing OREO properties to market value versus an expense of $138 thousand in 2015.

•	Reflecting the higher credit quality of the loan portfolio, legal and other professional expenses decreased by $314 thousand, or 56.2%, to $245 thousand as of December 31, 2016 from $559 thousand as of December 31, 2015. The decrease can be attributed to the decline in average delinquent loans from the prior year. The four quarters average of delinquent loans fell from $4.2 million in 2015 to $2.0 million for 2016. On a point-to-point basis, delinquent loans increased by $0.2 million, or 12.0%, at December 31, 2016 versus December 31, 2015. Legal services to assist in the resolution of regulatory issues also declined in 2016 as the regulatory climate surrounding the bank normalized.

•	Costs associated with examinations and audits increased $44 thousand, 15.3%, to $332 thousand at December 31, 2016 relative to the year ended December 31, 2015. The Company incurred the full costs associated with public registration and auditing in 2016.

•	The program to consolidate and update physical locations continued in 2016, including the closure of both an in-store branch and two full service branches. The Company disposed of many obsolete assets and wrote down the carrying values of many more. During the year ended December 31, 2016, the write down and disposal of fixed and worthless assets and lease buyout costs totaled $88 thousand, a decrease of $260 thousand from the $348 thousand recorded in 2015.

•	The dues and subscriptions expense category increased $157 thousand, or 95.2%, from $165 thousand in the 2015 fiscal year to $322 thousand in the 2016 fiscal year. Customer related services such as internet banking, automatic bill pay, and remote check capture have been added over these past two years, greatly enhancing our product offerings, but also increasing costs.

•	Other noninterest expense decreased by $49 thousand, or 9.0%, to $494 thousand for the year ended December 31, 2016 from $543 thousand for the year ended December 31, 2015. The Ohio Financial Institutions Tax increased by $42 thousand year-over-year as our equity position increased. The increased emphasis on employee education and training resulted in an additional $17 thousand in 2016 relative to 2015. Miscellaneous costs in 2016 were down $109 thousand from 2015, as calendar year 2015 included one time, nonrecurring charges of $60 thousand related to the repurchase of a mortgage loan sold in a prior year and $25 thousand in settlement of litigation.

Income Taxes. Accounting Standards Codification 740, Income Taxes, requires companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. If it is determined that the company is “less likely than not” to utilize existing deferred tax assets within the prescribed statutory period, the company is obligated to write the deferred tax assets down accordingly.

The Company expects to realize $4.6 million of deferred tax assets related to net operating loss carryforwards well in advance of the statutory carryforward period. At December 31, 2016, $0.2 million of existing deferred tax assets were not related to net operating losses and therefore have no expiration date.

The valuation allowance could be reinstated should future events dictate and could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at December 31, 2016 that it is more likely than not that the net deferred tax assets of $4.5 million will be realized is based on management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recognized for some or all of the deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on the Company’s financial condition and results of operations.

Changes in Condition from December 31, 2015 to December 31, 2016. Total assets decreased $4.3 million, or 2.3%, to $179.5 million on December 31, 2016 from $183.8 million on December 31, 2015. This reduction in asset size is in line with our strategic objective.

Loan Portfolio. Gross loans increased $4.8 million, or 3.2%, to $154.0 million as of December 31, 2016 from a balance of $149.2 million on December 31, 2015. The increase can be attributed, in part, to $34.2 million of new loan originations, partially offset by net loan charge offs/charge downs of $0.2 million, transfers to OREO of less than $0.1 million, troubled loan sales of $0.6 million, and principal repayments of $28.6 million (includes repayments on revolving lines of credit). The new originations were primarily consumer loans, with mortgage and construction originations totaling $8.9 million and consumer titled loan originations of $9.1 million. The emphasis on consumer lending is part of a strategic initiative to re-balance the loan portfolio to be more equally weighted between commercial and consumer loans. This trend is expected to continue into 2017 and is a centerpiece of the 2017 profit plan.

Loan Portfolio Distribution
	(Dollars in thousands)
At December 31,	2016	2015
	Amount	Amount

Commercial	$80,087	$82,147
Real estate	43,675	43,401
Consumer	30,224	23,683
	$153,986	$149,231

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
6)	Engaged a well-established auditing firm to analyze the Company’s loan loss reserve methodology and documentation.

The following is a schedule of loan maturities (including those held for sale) and repricing based on contract terms as of December 31, 2016.

Scheduled Loan Maturities/Repricings

	(Dollars in thousands)
	Due	Due	Due
	<1 Year	1 - 5 Years	> 5 Years	Total
Total Gross Loans	$37,692	$75,877	$40,552	$154,121

Of the loans included in the preceding schedule, 71.4% are adjustable rate and 28.6% are fixed rate to maturity.

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

The environmental reserve allows management to consider qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical loss experience. The Bank’s environmental reserve considers 11 risk factors which are evaluated as minimal, low, moderate, or high risk. As the overall risk level of the environmental factors increases, the proportion of the loan portfolio held in reserve also increases. Risk factors considered in the analysis are:

•	Lending experience, with particular attention paid to new lenders;
•	Exceptions to loan policy;
•	Rate of total portfolio delinquency;
•	Growth rate of loan portfolio;
•	Exposure to loan concentrations;
•	Exposure to “watch list” loans;
•	Consumer sentiment;
•	Local economic conditions;
•	Regulatory risk;
•	Unemployment, with particular attention paid to local unemployment; and
•	Vintage risk, with particular attention paid to underwriting procedures at time loans were made.

Percentage of Each Loan Segment to Total Loans. Summary of the allowance for loan losses allocated by loan segment at December 31,

% of loan segments to total loans	(Dollars in thousands)
	2016		2015
	Allowance Amount	Total Loans	Allowance Amount	Total Loans
Loan Type
Commercial	$1,477	52.0%	$1,629	55.0%
Real Estate	143	28.4%	240	29.1%
Consumer	228	19.6%	209	15.9%
Total Loans	$1,848	100%	$2,078	100%

The Bank’s ALLL level was 1.20% of total loans as of December 31, 2016 and 1.39% of total loans as of December 31, 2015.

The general reserve, less the environmental components, comprised 39% of the total allowance at December 31, 2016, compared to 47% at December 31, 2015, while the specific allowance accounted for 27% of the total allowance at December 31, 2016, compared to 9% at December 31, 2015. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves. The ALLL decreased $0.2 million, or 11.1%, year-over-year to $1.9 million as of December 31, 2016 from $2.1 million on December 31, 2015. The decrease resulted from the net effect of charge-offs totaling $350 thousand, offset by $120 thousand in recoveries.

Summary of Allowance for Loan Losses. The following schedule summarizes the charge-offs and recoveries by loan segment, charged to the allowance for loan losses for the year ended December 31:

	(Dollars in thousands)
	Commercial	Real Estate	Consumer	Total

December 31, 2016
Beginning balance - January 1, 2016	$1,629	$240	$209	$2,078
Charge-offs	(233)	(1)	(116)	(350)
Recoveries	76	3	41	120
Net (charge-offs) recoveries	(157)	2	(75)	(230)
Provision	5	(99)	94	-
Ending balance - December 31, 2016	$1,477	$143	$228	$1,848

December 31, 2015
Beginning balance - January 1, 2015	$3,491	$195	$183	$3,869
Charge-offs	(1,443)	(42)	(187)	(1,672)
Recoveries	86	2	43	131
Net (charge-offs) recoveries	(1,357)	(40)	(144)	(1,541)
Provision	(505)	85	170	(250)
Ending balance - December 31, 2015	$1,629	$240	$209	$2,078

Management has established procedures to address problem loans and has implemented a credit infrastructure to prevent nonperforming loans and charge-offs from reaching the levels of the past few years in the future.

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

Underwriting has also been largely centralized and is an independent function of lending. All commercial loan requests > $25 thousand, all consumer loan requests > $50 thousand, and all unsecured loan requests > $10 thousand are centrally underwritten. Additionally, any loan request of a customer with aggregate exposure > $100 thousand requires centralized underwriting. Underwriting provides an approve/deny recommendation and loans with a deny recommendation cannot be approved outside the Officers’ Loan Committee.

In addition to centralizing the account monitoring and underwriting processes, the Bank has significantly strengthened its lending policy. Loan approval levels have been adjusted downward and customers with loan exposure in excess of $1.5 million require approval from the Board of Directors.

Nonaccrual & Impaired Loans. Before loans are charged off, they typically go through a phase of nonperforming status. Various stages exist when dealing with such nonperformance. The first stage is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time. These accounts may then be put on a list of loans to “watch” as they continue to under-perform according to original terms. Loans are placed on nonaccrual status when management believes the collection of the principal and interest is doubtful. A delinquent loan is generally placed on nonaccrual status when principal and/or interest is past due 90 days or more or if the financial strength of the borrower has declined, collateral value has declined, or other facts would make the repayment of the loan suspect, unless the loan is well-secured or in the process of collection. When a loan is placed on nonaccrual, all current interest which has been accrued is charged back against current earnings as a reduction in interest income, which adversely affects the yield on loans in the period of reversal. Interest accrued in prior years, which remains uncollected, is charged off against the allowance for loan losses, No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Loans placed on nonaccrual status may be returned to accrual status after payments are received for a minimum of six consecutive months in accordance with the loan documents, and any doubt as to the loan’s full collectability has been removed or the troubled loan is restructured and evidenced by a credit evaluation of the borrower’s financial condition and the prospects for full payment.

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

Summary of Impaired Loans. The following schedule summarizes impaired and non-performing loans at December 31,

	(Dollars in thousands)
	As of December 31,
	2016	2015
Impaired loans	$4,917	$3,171
Loans accounted for on a nonaccrual basis	$768	$1,350
Accruing loans, which are contractually past due 90 days or more as to interest or principal payments	-	-
Total non performing loans	$768	$1,350
Nonperforming loans to allowance for loan losses	41.6%	65.0%

Nonperforming loans, comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual, totaled $0.8 million at December 31, 2016, a decrease of $0.6 million, or 43.1%, compared to nonperforming loans of $1.4 million at December 31, 2015. The decrease in nonperforming loans was primarily due to management’s proactive approach to identify and resolve nonperforming loans and to the reclassification of less than $0.1 million of principal to OREO, the sale of $0.6 million of nonaccrual loans, the payoffs and paydowns of $0.3 million, $0.3 million which was subsequently upgraded, and the charge-off/charge-down of $0.1 million, offset by the addition of $0.7 million. Nonperforming loans to total net loans was 0.50% at December 31, 2016 and 0.92% at December 31, 2015. Nonperforming loans represented 0.43% of total assets at December 31, 2016 compared to 0.86% at December 31, 2015.

The allowance for loan losses, specifically related to impaired loans was $0.5 million at December 31, 2016 and $0.2 million at December 31, 2015, and related to loans with principal balances of $4.9 million and $3.2 million respectively. The Company’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.

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

Troubled debt restructured loans totaled $3.8 million at December 31, 2016 and $1.8 million as of December 31, 2015. Of those balances, $3.6 million was on accrual basis as of December 31, 2016 and $1.2 million as of December 31, 2015. During 2016, 16 loan relationships totaling $3.0 million in principal were restructured.

There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings as of December 31, 2016.

Other Real Estate Owned. As of December 31, 2016, the Bank has no OREO properties. At December 31, 2015, the Bank’s OREO portfolio consisted of 7 properties with a cost basis of $418 thousand and a nominal valuation allowance bringing the carrying value to $238 thousand.

Investment Portfolio. The Company’s available for sale investment portfolio decreased $5.8 million, 41.2%, to $8.2 million as of December 31, 2016 from $14.0 million as of December 31, 2015. The decrease resulted from maturity and principal payments totaling $2.7 million and sales of $4.0 million offset by purchases of $1.0 million, and reduced market value and amortization of less than $0.1 million, each. As of December 31, 2016, the investment portfolio reported an unrealized loss of $104 thousand versus an unrealized loss of $82 thousand at December 31, 2015.

Carrying Values of Investment Securities
	(Dollars in thousands)
	As of December 31,
	2016	2015
Securities available for sale
U.S. government securities	$-	$1,005
U.S. government federal agencies	1,982	6,535
State and local governments	2,734	1,783
Mortgage backed securities	3,521	4,690
Total	$8,237	$14,013

At December 31, 2016, there were no concentrations of securities of any one issuer whose carrying value exceeded 10% of shareholders’ equity.

Maturity Schedule of Investment Securities. Maturity schedule (by contractual maturity or, if applicable, earliest call date) of the Company’s investment securities, by carrying value, and the related weighted average yield at December 31, 2016:

	(Dollars in thousands)
	Maturing in One Year or Less		Maturing After One Year Through Five Years		Maturing After Five Years Through Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government securities	$-	0.00%	$-	0.00%	$-	0.00%	$-	0.00%
U.S. government federal agencies	-	0.00%	1,982	1.16%	-	0.00%	-	0.00%
State and local governments	-	0.00%	1,107	1.76%	626	2.09%	1,001	4.25%
Mortgage backed securities	-	0.00%	-	0.00%	17	6.43%	3,504	2.37%
Total	$-	0.00%	$3,089	1.38%	$643	2.20%	$4,505	2.78%

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

Cash and Cash Equivalents. Cash and cash equivalents totaled $4.9 million as of December 31, 2016, a $4.5 million, or 47.7%, decrease from the December 31, 2015 balance of $9.4 million.

Premises and Equipment. Premises and equipment increased $1.4 million, or 45.4%, to $4.3 million at December 31, 2016 from $3.0 million at December 31, 2015. The increase was attributable to the addition of a new full service branch building and associated furnishings and equipment totaling $1.5 million reduced by depreciation expense of $301 thousand and write-downs and disposals of $88 thousand, partially offset by building improvements and purchases of $230 thousand during 2016.

Other Assets. Other assets decreased $0.3 million during the period December 31, 2015 to December 31, 2016. Prepaid expenses increased by $0.1 million and the cash surrender value of existing BOLI policies increased $0.1 million over the period. Conversely, the net change in the Company’s deferred tax asset was a decrease of $0.6 million from December 31, 2015 to December 31, 2016.

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

The deposit portfolio decreased $6.2 million, or 3.8%, to $156.1 million as of December 31, 2016 from $162.3 million as of December 31, 2015. The loss of six customers accounted for $6.0 million of the decline in deposit totals. A single customer, representing nearly half of the total, redirected their deposits to an investment brokerage account of a type not offered by the bank. Absent these deposit losses, and the transfer to noninterest bearing, interest bearing balances were flat. Noninterest bearing accounts were up $6.2 million relative to December 31, 2015, as a result of the reclassification of interest bearing accounts, which no longer met the criteria to earn interest, to noninterest bearing accounts. Management does not expect these disintermediation trends to repeat in 2017.

Large Time Deposits. The following table sets forth the maturities of the Bank’s certificates of deposit having principal amounts of at least $250,000 at December 31:

Large Time Deposits

	(Dollars in thousands)
Certificates of deposit maturing in quarter ending:	2016	2015
Three months or less	$-	$250
Over three months through six months	1,639	1,566
Over six months through twelve months	1,500	1,552
Over twelve months	7,532	3,890
Total	$10,671	$7,258

Average Deposits. Average deposit balances and average rates paid are summarized as follows for the years ended December 31:

Average Deposits
	(Dollars in thousands)
	2016		2015
	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$36,507	0.00%	$24,379	0.00%
Interest bearing demand deposits	10,422	0.16	25,711	0.11
Savings deposits	54,159	0.20	55,263	0.16
Time deposits	57,115	1.02	65,153	1.18
Total	$158,203	0.45%	$170,506	0.52%

The Bank had no brokered deposits as of December 31, 2016 or 2015.

Overnight Funds Purchased. At December 31, 2016, overnight borrowings totaled $2.7 million versus no overnight borrowings at December 31, 2015.

Other Borrowings. Borrowed funds totaled $2.6 million at December 31, 2015, consisting of three separate loans to Bancorp which originally totaled $6.1 million. During the first quarter of 2015, Bancorp was able to renegotiate a substantial portion of the debt due December 29, 2015, achieving terms more favorable to Bancorp. A portion of the $5.0 million note totaling $2.3 million was exchanged for 28,675 shares of Bancorp common stock and a new $1.6 million note with a more favorable interest rate and a maturity date of August 2021.

In October, 2016, a $1.6 million dividend was paid from the Bank to the Holding Company. This dividend, along with cash on hand at the Holding Company, was sufficient to retire all of the long term debt outstanding as of that date.

No FHLB borrowings were outstanding as of December 31, 2016 or December 31, 2015. The Bank had an approved FHLB line-of-credit of $53.0 million as of December 31, 2016, of which $14.8 million was pledging public funds. In addition, the Company has a collateralized federal funds line of $10.2 million with the FRB and $5.0 million unsecured line with United Bankers Bank. The United Bankers Bank line was utilized for $2.7 million in overnight borrowings. The FRB line was not drawn upon as of December 31, 2016. The FHLB line was secured via the pledge of mortgage loans totaling $82.6 million and the Federal Reserve federal fund line is secured via the pledge of $13.8 million of automobile loans.

Accrued Interest Payable. Accrued interest payable on deposits decreased by $178 thousand, or 23.5%, from $0.8 million at December 31, 2015 to $0.6 million at December 31, 2016. This decrease is the result of, and in line with, the lower year-over-year rates paid on certificates of deposit.

Other Liabilities. Other liabilities increased $0.1 million from December 31, 2015 to December 31, 2016. Payments due on the new branch construction, and awaiting architect approval, increased $0.1 million compared to December 31, 2015.

Concentrations of Credit Risk. Financial institutions such as the Bank generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. Citizens Bank’s loan portfolio is concentrated geographically in central Ohio. Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for these properties totaled $30.8 million at December 31, 2016 versus $28.9 million at December 31, 2015. At December 31, 2016, non-owner occupied residential real estate represented 20.0% of the loan portfolio, up from 19.4% of the Bank’s loan portfolio at December 31, 2015. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 2.1% at both December 31, 2016 and December 31, 2015.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash provided by operating activities was $1.2 million in the year ended December 31, 2016 versus $0.3 million used by those activities in the year ended December 31, 2015. The major adjustment made to reconcile net income to cash provided by or used in operations during the periods presented was the $0.6 million decrease in deferred income taxes offset by the adjustment related to gain on sale of OREO properties during 2016.

The primary investing activity of the Bank is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. In considering the more typical investing activities, during 2016, $6.7 million was generated from the combination of maturity, pay-downs, calls, or sale of available for sale investment securities and was principally used to fund new loan originations. During 2015, $20.2 million was generated by the combination of maturity, pay-downs, calls, or sale of available for sale investment securities and $3.1 million used to purchase available for sale securities, and $3.0 million was used to purchase bank owned life insurance policies on key executives.

For 2016, total deposits decreased by $6.2 million versus a decline of $15.6 million during 2015. The Company had no activity in FHLB advances during either 2016 or 2015. The Company borrowed $2.7 million in overnight funds at December 31, 2016 versus no overnight borrowings at December 31, 2015. For additional information about cash flows from the Bank’s operating, investing, and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

As disclosed in Note J of the notes to consolidated financial statements, the Company has also entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. As a result of the Company’s off-balance sheet arrangements for 2016 and 2015, no material revenue, expenses, or cash flows were recognized. In addition, the Company had no other indebtedness or retained interests nor entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of

Citizens Independent Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Citizens Independent Bancorp, Inc. and subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Independent Bancorp, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Suttle & Stalnaker, PLLC

Parkersburg, West Virginia

March 31, 2017

F-2

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	(Dollars in thousands)
	2016	2015

ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$4,899	$5,307
Federal funds sold	-	4,064
Total cash and cash equivalents	4,899	9,371

Securities available for sale	8,237	14,013
Other investment securities	859	859
Loans held for sale	135	-

Loans	153,986	149,231
Allowance for loan losses	(1,848)	(2,078)
Net loans	152,138	147,153

Premises and equipment, net	4,330	2,977
Accrued interest receivable	258	285
Other real estate owned	-	238
Other assets	8,641	8,899
TOTAL ASSETS	$179,497	$183,795

LIABILITIES
Deposits
Noninterest bearing	$32,282	$26,116
Interest bearing	123,856	136,209
Total deposits	156,138	162,325

Overnight funds purchased	2,699	-
Borrowed funds	-	2,569
Accrued interest payable	581	759
Other liabilities	849	783
TOTAL LIABILITIES	160,267	166,436

SHAREHOLDERS' EQUITY
Cumulative preferred stock of no par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock of no par value; 2,000,000 shares authorized and 745,667 shares issued and 691,287 shares outstanding at December 31, 2016 and 721,998 shares issued and 667,618 shares outstanding at December 31, 2015	14,964	14,296
Common stock warrants, 0 warrants issued and outstanding at December 31, 2016 and 119,003 warrants issued and 67,985 warrants outstanding at December 31, 2015	-	108
Retained earnings	11,340	10,112
Treasury stock, at cost, 54,380 shares at December 31, 2016 and at December 31, 2015	(6,590)	(6,590)
Accumulated other comprehensive income (loss)	(484)	(567)
TOTAL SHAREHOLDERS' EQUITY	19,230	17,359

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$179,497	$183,795

See notes to consolidated financial statements

F- 3

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2016 and 2015

	(Dollars in thousands, except per share data)
	2016	2015

INTEREST INCOME
Interest and fees on loans	$7,817	$7,764
Interest and dividends on investment securities	200	382
Interest on federal funds sold	30	26
TOTAL INTEREST INCOME	8,047	8,172

INTEREST EXPENSE
Interest on deposits	708	891
Interest on overnight funds purchased	2	-
Interest on borrowed funds	108	334
TOTAL INTEREST EXPENSE	818	1,225

NET INTEREST INCOME	7,229	6,947

Provision for loan losses	-	(250)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,229	7,197

NONINTEREST INCOME
Service charges	407	409
Net gain on sale of securities	15	168
Net gain on sale of loans	60	28
Net gain on sale of repossessed assets	532	245
Credit card income and fees	361	350
Other	362	291
TOTAL NONINTEREST INCOME	1,737	1,491

NONINTEREST EXPENSES
Salaries and employee benefits	3,344	3,174
Net occupancy and equipment expenses	823	929
Other real estate owned expense	78	223
FDIC insurance expense	189	242
Legal and professional fees	245	559
Data processing	363	366
Advertising	170	198
Examinations and audits	332	288
Telephone, postage, and supplies	254	263
Lease buyout and worthless asset writedowns	88	348
Other professional fees	96	175
Director fees	220	215
Dues and subscriptions	322	165
Other insurance	98	114
Other operating expenses	494	543
TOTAL NONINTEREST EXPENSES	7,116	7,802

INCOME BEFORE INCOME TAXES	1,850	886

Income tax expense	622	232

NET INCOME	$1,228	$654

Basic earnings per common share	$1.80	$1.01
Diluted earnings per common share	$1.80	$1.00

See notes to consolidated financial statements

F- 4

  CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2016 and 2015

	(Dollars in thousands)
	2016	2015

Net income	$1,228	$654

Other comprehensive income (loss), net of tax:

Change in unrecognized actuarial loss on pension plan, net of income taxes of $51 and ($3) for the years ended December 31, 2016 and 2015, respectively	97	(5)

Net unrealized holding gain (loss) on securities available for sale, net of income taxes of ($2) and $33 for the years ended December 31, 2016 and 2015, respectively	(4)	64

Reclassification for gains recognized on sale of securities available for sale, net of income taxes of $5 and $57 for the years ended December 31, 2016 and 2015, respectively	(10)	(111)
Other comprehensive income (loss)	83	(52)
Comprehensive income	$1,311	$602

See notes to consolidated financial statements

F- 5

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2016 and 2015

	(Dollars in thousands)
	Common stock	Common stock warrants	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total

Balances at January 1, 2015	$12,297	$187	$9,458	$(6,590)	$(515)	$14,837
Comprehensive Income:
Net income			654			654
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale					(47)	(47)
Change in unrecognized gain (loss) on pension					(5)	(5)
Common stock warrants exercised -50,268 warrants	1,229	(79)				1,150
Common stock issued - 33,175 shares	770					770
Balances at December 31, 2015	$14,296	$108	$10,112	$(6,590)	$(567)	$17,359
Comprehensive Income:
Net income			1,228			1,228
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale					(14)	(14)
Change in unrecognized gain (loss) on pension					97	97
Common stock warrants exercised -23,669 warrants	597	(37)				560
Common stock warrantts expired -44,316 warrants	71	(71)				-
Common stock issued - 0 shares						-
Balances at December 31, 2016	$14,964	$-	$11,340	$(6,590)	$(484)	$19,230

See notes to consolidated financial statements

F- 6

CITIZENS INDEPENDENT BANCORP, INC.

Logan, Ohio

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2016 and 2015

	(Dollars in thousands)
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	1,228	654
Adjustment to reconcile net income to net cash provided by operating activities
Provision for loan losses	-	(250)
Depreciation and amortization	301	291
Deferred income taxes	622	232
Investment securities amortization (accretion), net	50	121
Provision for loss on real estate owned	15	138
Change in cash surrender value of bank owned life insurance	(107)	(39)
Net (gain) loss on sale of other real estate owned	(532)	(245)
Net (gain) loss on sale of investments	(15)	(168)
Net (gain) loss on sale of substandard loans	(56)	-
Net (gain) loss on disposition of premises and equipment	88	132
Net (gain) on sale of loans	(60)	(28)
Proceeds from sale of loans	2,625	1,121
Loans originated for sale	(2,700)	(1,093)
Net change in:
Accrued interest receivable	27	63
Accrued interest payable	(178)	(733)
Other assets	(299)	78
Other liabilities	213	(604)
Net cash provided by (used in) operating activities	1,222	(330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(1,000)	(3,083)
Proceeds from maturities of available for sale securities	2,679	5,792
Proceeds from the sale of available for sale securities	4,040	14,418
Proceeds from the sale of substandard loans	651	-
Purchase of bank owned life insurance	-	(3,000)
Net changes in loans	(5,602)	(4,496)
Proceeds from the sale of other real estate owned	777	1,087
Purchases of premises and equipment	(1,742)	(350)
Net cash provided by (used in) investing activities	(197)	10,368

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(6,187)	(15,642)
Payments on loans payable	(2,569)	(2,921)
Proceeds of funds borrowed overnight	2,699	-
Proceeds from issuance of common stock and warrants	560	1,263
Net cash provided by (used in) financing activities	(5,497)	(17,300)

Net increase (decrease) in cash and cash equivalents	(4,472)	(7,262)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,371	16,633

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,899	$9,371

See notes to consolidated financial statements

F- 7

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

To conform to the 2016 presentation, certain reclassifications have been made to prior amounts, which had no impact on net income, comprehensive income, or shareholders’ equity.

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

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in writedowns of the individual securities to their fair value. The related writedowns are included in earnings as realized losses of which none have been reported in the periods presented.

F- 8

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

F- 9

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

F- 10

Accumulated Other Comprehensive Income

The accumulated other comprehensive income component of equity results from the unrealized gains and losses on available for sale securities and from the unrecognized actuarial loss of the pension plan.

	(Dollars in thousands)
	2016	2015
Securities available for sale	$(68)	$(54)
Unrecognized actuarial loss of the pension plan	(416)	(513)
Accumulated other comprehensive income	$(484)	$(567)

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

Earnings Per Common Share

Earnings per common share are net income available to common shareholders divided by the weighted average common shares outstanding during the period. The factors used in the earnings per share computation follow:

	(Dollars in thousands, except per share data)
	2016	2015

Net income (loss)	$1,228	$654
Weighted average common shares outstanding	682,600	645,849
Basic earnings per common share	$1.80	$1.01
Total shares and warrants	682,600	652,478
Diluted earnings per common share	$1.80	$1.00

Warrants offered in conjunction with the 2014 common stock offering totaled 119,003 warrants, each entitling the holder to purchase 1 share of common stock at a discount to book value. At December 31, 2015, there were 67,985 warrants outstanding and at December 31, 2016 the offering had expired and no warrants were outstanding. At December 31, 2015, 51,018 warrants had been exercised and an additional 23,669 warrants were exercised in 2016.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of securities available for sale, allowance for loan losses, subsequent loss writedowns on other real estate owned, accumulated depreciation, nonaccrual interest on loans, and accrued employee benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Bancorp files consolidated income tax returns with the Bank.

Advertising

Advertising costs are charged to operations when incurred.

Statements of Cash Flows

The Company considers cash and amounts due from depository institutions, and federal funds sold, all of which have an original maturity of 90 days or less, to be cash and cash equivalents for purposes of the statements of cash flows. The following are supplemental disclosures for the years ended December 31, 2016 and 2015, respectively.

F- 11

	(Dollars in thousands)
	2016	2015

Cash paid during the year for interest	$996	$1,958
Non cash investing and financing activities
Transfer of loans to real estate owned	22	150
Short term debt converted to common stock	-	656

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

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities". The new standard significantly revises an entity's accounting related to 1) the classification and measurement of investments in equity securities and 2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The amendment requires equity investments (excluding investments accounted for under the equity method or that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income. This ASU will become effective for the Company on January 1, 2018. The adoption will require a cumulative effect to the statement of financial position as of the beginning of the first reporting period. The Company has not determined the expected effect of the adoption of ASU No. 2016-01.

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

F- 12

NOTE B - RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain certain daily cash and due from bank reserve balances in accordance with regulatory requirements. The balance maintained under such requirements was $775,000 and $1,064,000 as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Bank was required to maintain a minimum balance of $825,000 with United Bankers Bank.

NOTE C - INVESTMENT SECURITIES

The amortized cost of securities and their estimated fair values are as follows:

	(Dollars in thousands)
	December 31, 2016				December 31, 2015

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$-	$-	$-	$-	$1,005	$-	$-	$1,005
U.S. government federal agencies	1,990	-	(8)	1,982	6,571	3	(39)	6,535
State and local governments	2,759	-	(25)	2,734	1,774	9	-	1,783
Mortgage backed securities	3,592	2	(73)	3,521	4,745	4	(59)	4,690
Total	$8,341	$2	$(106)	$8,237	$14,095	$16	$(98)	$14,013

F- 13

The following is a summary of maturities of securities available for sale as of December 31, 2016:

	(Dollars in thousands)
	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-
After one year through five years	3,111	3,089
After five years through ten years	653	644
After ten years	4,577	4,504
Total	$8,341	$8,237

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

In 2016, the Bank sold $4.0 million of investment securities for total proceeds of $4.0 million and a realized gain of less than $0.1 million. In 2015, the Bank sold $14.2 million of the investment securities portfolio for total proceeds of $14.4 million, with a realized gain of $0.2 million. There were no losses on sales of investments in 2016 or 2015.

There were no securities transferred between classifications during either 2016 or 2015.

Investment securities with a carrying amount of approximately $1,740,000 and $2,848,000 were pledged to secure deposits as required or permitted by law at December 31, 2016, and 2015, respectively.

The caption “Other investment securities” in the consolidated balance sheets consists of Federal Home Loan Bank stock. This equity security is carried at cost since it may only be sold back to the Federal Home Loan Bank or another member at par value.

Information pertaining to securities with gross unrealized losses at December 31, 2016 and 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

F- 14

	(Dollars in thousands)
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2016
U.S. government federal agencies	$1,982	$(8)	$-	$-	$1,982	$(8)
State and local governments	1,734	(25)	-	-	1,734	(25)
Mortgage backed securities	2,675	(44)	828	(29)	3,503	(73)
Total	$6,391	$(77)	$828	$(29)	$7,219	$(106)

December 31, 2015
U.S. government federal agencies	$4,981	$(39)	$-	$-	$4,981	$(39)
State and local governments	-	-	-	-	-	-
Mortgage backed securities	3,115	(28)	1,388	(31)	4,503	(59)
Total	$8,096	$(67)	$1,388	$(31)	$9,484	$(98)

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

F- 15

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the periods indicated:

	(Dollars in thousands)
	Commercial	Real Estate	Consumer	Total

December 31, 2016
Beginning balance - January 1, 2016	$1,629	$240	$209	$2,078
Charge-offs	(233)	(1)	(116)	(350)
Recoveries	76	3	41	120
Net (charge-offs) recoveries	(157)	2	(75)	(230)
Provision	5	(99)	94	-
Ending balance - December 31, 2016	$1,477	$143	$228	$1,848

December 31, 2015
Beginning balance - January 1, 2015	$3,491	$195	$183	$3,869
Charge-offs	(1,443)	(42)	(187)	(1,672)
Recoveries	86	2	43	131
Net (charge-offs) recoveries	(1,357)	(40)	(144)	(1,541)
Provision	(505)	85	170	(250)
Ending balance - December 31, 2015	$1,629	$240	$209	$2,078

The following tables present the recorded investment with respect to loans and the related allowance by portfolio segment at the dates indicated:

	(Dollars in thousands)
	Collectively Evaluated		Individually Evaluated		Total

	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
December 31, 2016
Commercial	$1,011	$76,251	$466	$3,836	$1,477	$80,087
Real estate	132	43,558	11	117	143	43,675
Consumer	212	30,111	16	113	228	30,224
Total	$1,355	$149,920	$493	$4,066	$1,848	$153,986

December 31, 2015
Commercial	$1,479	$80,293	$150	$1,854	$1,629	$82,147
Real estate	196	42,993	44	408	240	43,401
Consumer	209	23,683	-	-	209	23,683
Total	$1,884	$146,969	$194	$2,262	$2,078	$149,231

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

F- 16

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at December 31, 2016 and December 31, 2015.

Commercial Credit Exposure

Credit risk profile by credit worthiness category

Commercial Credit Exposure	(Dollars in thousands)
	Commercial Mortgage		Commercial Other
	12/31/16	12/31/15	12/31/16	12/31/15
Category
Pass	$63,760	$61,612	$10,884	$12,123
5	879	984	38	186
6	3,932	6,686	594	557
7	-	-	-	-
Total	$68,571	$69,282	$11,516	$12,866

F- 17

Consumer Credit Exposure

Credit risk profile by credit worthiness category

	(Dollars in thousands)
	Residential Real Estate		Consumer Equity		Consumer Auto		Consumer Other
	12/31/16	12/31/15	12/31/16	12/31/15	12/31/16	12/31/15	12/31/16	12/31/15
Category
Pass	$43,372	$42,690	$13,585	$10,049	$15,078	$11,999	$1,525	$1,512
5	-	373	-	59	-	38	-	-
6	303	338	-	7	36	18	-	-
7	-	-	-	-	-	-	-	-
Total	$43,675	$43,401	$13,585	$10,115	$15,114	$12,055	$1,525	$1,512

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

F- 18

	(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2016
With no related allowance recorded:
Commercial mortgage	$559	$588	$-
Commercial other	115	115	-
Residential real estate	289	289	-
Consumer equity	-	-	-
Consumer auto	55	55	-
Subtotal	1,018	1,047	-
With an allowance recorded:
Commercial mortgage	3,077	3,107	444
Commercial other	592	592	22
Residential real estate	117	119	11
Consumer equity	113	113	16
Consumer auto	-	-	-
Subtotal	3,899	3,931	493
Total	$4,917	$4,978	$493

December 31, 2015
With no related allowance recorded:
Commercial mortgage	$1,324	$1,886	$-
Commercial other	38	37	-
Residential real estate	315	316	-
Consumer equity	-	-	-
Consumer auto	89	90	-
Subtotal	1,766	2,329	-
With an allowance recorded:
Commercial mortgage	997	1,100	150
Commercial other	-	-	-
Residential real estate	408	409	44
Consumer equity	-	-	-
Consumer auto	-	-	-
Subtotal	1,405	1,509	194
Total	$3,171	$3,838	$194

F- 19

The following tables present the average recorded investments in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio class for the periods indicated.

	(Dollars in thousands)
	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average Recorded Investment	Total Interest Income Recognized	Average Recorded Investment	Total Interest Income Recognized	Average Recorded Investment	Total Interest Income Recognized
December 31, 2016
Commercial
Mortgage	$881	$10	$1,769	$74	$2,650	$84
Other	87	2	238	-	325	2
Residential real estate	302	14	344	6	646	20
Consumer
Equity	-	-	68	1	68	1
Auto	57	2	-	-	57	2
Other	-	-	-	-	-	-
TOTAL	$1,327	$28	$2,419	$81	$3,746	$109

December 31, 2015
Commercial
Mortgage	$3,036	$6	$2,040	$37	$5,076	$43
Other	48	2	53	-	101	2
Residential real estate	247	16	443	8	690	24
Consumer
Equity	31	-	91	-	122	-
Auto	104	6	-	-	104	6
Other	-	-	-	-	-	-
TOTAL	$3,466	$30	$2,627	$45	$6,093	$75

F- 20

The following table summarizes information relative to troubled debt restructured (TDR) loans which were modified during the years ended December 31, 2016 and 2015.

	(Dollars in thousands)
	Number	Pre- Modification Outstanding	Post- Modification Outstanding
	of	Recorded	Recorded
	TDRs	Investment	Investment
December 31, 2016
Commercial mortgage	13	$2,824	$2,824
Residential real estate	-	-	-
Consumer	3	201	201
Total	16	$3,025	$3,025

December 31, 2015
Commercial mortgage	2	$478	$478
Residential real estate	3	239	239
Consumer	8	177	177
Total	13	$894	$894

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

During 2016, loans were modified by either a reduction in interest rates, a change in the contractual maturity date of the note, or a final payment modification. The interest rate on ten loans was reduced, often in concert with an extended amortization period. Three loans maintained the original interest rate, but the amortization period was extended. Three loans were changed to interest only payments with a balloon payment due at the maturity.

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

There were no loans which were modified as a TDR within the previous twelve months that have subsequently re-defaulted as of December 31, 2016.

As of December 31, 2016, there are no commitments to lend additional funds to any borrower whose loan terms have been modified as a TDR.

F- 21

The following table presents the loan portfolio summarized by aging categories, at December 31, 2016 and 2015:

	(Dollars in thousands)
							Recorded
							Investment
	30-59	60-89	>90				>90 Days
	Days	Days	Days	Total		Total	and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2016
Commercial:
Mortgage	$272	$331	$381	$984	$67,587	$68,571	$-
Other	1	4	-	5	11,511	11,516	-
Residential Real Estate	972	-	-	972	42,703	43,675	-
Consumer:
Equity	10	-	-	10	13,575	13,585	-
Auto	154	13	21	188	14,926	15,114	-
Other	11	1	-	12	1,513	1,525	-
Total	$1,420	$349	$402	$2,171	$151,815	$153,986	$-

December 31, 2015
Commercial:
Mortgage	$628	$433	$196	$1,257	$68,025	$69,282	$-
Other	11	-	-	11	12,855	12,866	-
Residential Real Estate	449	33	-	482	42,919	43,401	-
Consumer:
Equity	23	-	-	23	10,092	10,115	-
Auto	138	17	-	155	11,900	12,055	-
Other	2	9	-	11	1,501	1,512	-
Total	$1,251	$492	$196	$1,939	$147,292	$149,231	$-

The following summarizes loans on nonaccrual status at December 31, 2016 and 2015.

	(Dollars in thousands)
	December 31,	December 31,
	2016	2015
Commercial:
Mortgage	$739	$1,334
Other	-	3
Residential Real Estate	-	3
Consumer:
Equity	-	-
Auto	29	10
Other	-	-
Total	$768	$1,350

Management has identified lending for non-owner occupied residential real estate as a lending concentration. Total loans for these properties totaled $30.8 million at December 31, 2016 versus $28.9 million at December 31, 2015. At December 31, 2016, non-owner occupied residential real estate represented 20.0% of the loan portfolio, up from 19.4% of the Bank’s loan portfolio at December 31, 2015. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 2.1% at both December 31, 2016 and December 31, 2015.

F- 22

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

Related Party Loans
	(Dollars in thousands)
	2016	2015

Balance, January 1,	$158	$11
New loans granted	41	148
Principal payments	(4)	(1)
Principal draws	84	-
Balance, December 31,	$279	$158

NOTE E - PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2016 and 2015 follows:

	(Dollars in thousands)
	2016	2015

Land	$2,038	$1,334
Buildings and improvements	3,714	3,291
Furniture, fixtures, and equipment	2,949	2,594
	$8,701	$7,219

Accumulated depreciation and amortization	(4,371)	(4,242)

Total	$4,330	$2,977

The Company has no lease arrangements at December 31, 2016. The total rental expense charged to operations was $91,000 for the year ended December 31, 2016 and $126 thousand for the year ended December 31, 2015.

NOTE F – BANK OWNED LIFE INSURANCE

In 2015, the Bank invested in whole life insurance contracts on the lives of ten current officers who have provided positive consent allowing the Bank to be named beneficiary of these insurance contracts. An existing policy on a former employee is also in place. These policies are recorded at their cash surrender values which are presented in the consolidated balance sheets in “Other assets.” These contracts are insurance products of Massachusetts Mutual Life Insurance Company, New York Life Insurance Company, and the First Penn-Pacific and consist of (21) policies. These policies have a stated aggregate death benefit of $9.7 million and aggregate cash surrender values of $3,427,000 and $3,320,000 as of December 31, 2016 and 2015, respectively.

The initial policy was funded by a premium payment of $121 thousand. The Bank purchased additional policies in September, 2015 for $3.0 million. Cash surrender value increases to the carrying amounts of the policies are recognized as income of $107,000 and $39,000 for the years ended December 31, 2016 and 2015, respectively.

F- 23

NOTE G - DEPOSITS

Deposit account balances at December 31, 2016 and 2015, are summarized as follows:

	(Dollars in thousands)
	2016	2015

Non-interest bearing checking accounts	$32,282	$26,116
Interest-bearing checking accounts	11,055	25,721
Savings accounts	55,104	54,277
Certificates of deposit	57,697	56,211
Total	$156,138	$162,325

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $250,000 was $10,671,000 and $7,258,000 at December 31, 2016 and 2015, respectively.

At December 31, 2016, scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2017	$23,769
2018	8,793
2019	9,299
2020	7,237
2021	8,579
2022 and after	20
$57,697

The Bank held deposits of approximately $794,000 and $544,000 for executive officers and directors at December 31, 2016 and 2015, respectively.

F- 24

NOTE H – BORROWED FUNDS

Borrowed funds are comprised of the following at December 31:

	(Dollars in thousands)
	2016	2015

4.25% note payable to bank in monthly installments of $9,925 through 06/25/2019, unsecured	$-	$385

4.75% note payable to bank in monthly installments of $12,615 through 11/21/2019, unsecured	-	540

8.00% note payable to company, of which a signidicant owner is a shareholder of Bancorp, in monthly installments of interest only through 12/29/2015, secured by real estate	-	-

6.00% note payable to individual who is a significant shareholder of Bancorp, in monthly installments of interest only through 08/04/2021, secured by real estate	-	1,644

Total borrowed funds	$-	$2,569

Borrowed funds totaled $2.6 million at December 31, 2015, consisting of three separate loans to Bancorp which originally totaled $6.1 million. During the first quarter of 2015, Bancorp was able to renegotiate a substantial portion of the debt due December 29, 2015, achieving terms more favorable to Bancorp. A portion of the $5.0 million note totaling $2.3 million was exchanged for 28,675 shares of Bancorp common stock and a new $1.6 million note with a more favorable interest rate and a maturity date of August 2021.

In October, 2016, a $1.6 million dividend was paid from the Bank to the Holding Company. This dividend, along with cash on hand at the Holding Company, was sufficient to retire all of the long term debt outstanding as of that date.

Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock owned by the Bank (totaling $859,000) and by 100% of the Bank’s qualifying 1 – 4 family mortgage loans in the amount of $82.6 million. Based on the collateral capacity as of December 31, 2016, total FHLB advances are limited to approximately $53.0 million. There were no FHLB borrowings outstanding at December 31, 2016 or 2015. In addition, the FHLB has issued $14,800,000 of standby letters of credit for the Bank.

In addition, the Company has a collateralized federal funds line of $10.2 million with the Federal Reserve Bank and an unsecured $5.0 million line with United Bankers’ Bank. The Federal Reserve federal funds line is secured via the pledge of $13.8 million of automobile loans and the United Bankers’ Bank line is unsecured.

Overnight borrowings of $2.7 million were drawn on the United Bankers' Bank line at December 31, 2016, and the FHLB line was not utilized. Information concerning overnight funds purchased is summarized as follows:

	(Dollars in thousands)
	2016	2015
Amount outstanding	$2,699	$-
Year-end rate	1.125%	0%
Average outstanding	229	-
Average rate	0.875%	0%
Maximum amount outstanding	4,465	-

F- 25

NOTE I - FEDERAL INCOME TAXES

The consolidated provision for income taxes consists of the following for the years ended December 31:

	(Dollars in thousands)
	2016	2015

Income tax expense
Current tax expense	$-	$-
Deferred tax expense	622	232
Total	$622	$232

The consolidated provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense as indicated in the following analysis:

	(Dollars in thousands)
	2016	2015

Federal statutory income tax at 34%	$629	$301
Tax exempt income	(82)	(66)
Other	75	(3)
Total	$622	$232

The deferred tax assets and deferred tax liabilities are comprised of the following at December 31:

	(Dollars in thousands)
	2016	2015

Deferred Tax Assets
Pension accounting	$(13)	$19
Allowance for loan losses	3	16
Deferred compensation	10	13
OREO accounting	133	687
Nonaccrual loan interest	8	38
NOL carryforward	4,586	4,680
Available for sale securities	35	28
Other	43	7
Deferred tax assets	4,805	5,488

Deferred Tax Liabilities
Depreciation	144	164
FHLB stock	166	166
Deferred tax liabilities	310	330

Net deferred tax asset	$4,495	$5,158

At year-end 2016, the Company had federal net operating loss carryforwards of approximately $13,488,000 which will begin to expire in the year 2032.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2013.

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to their expiration.

The net deferred tax asset of $4.5 million is recorded in other assets.

The Company expects to realize $4.6 million of deferred tax assets related to net operating loss carryforwards well in advance of the statutory carryforward period. At December 31, 2016, $0.2 million of existing deferred tax assets were not related to net operating losses and therefore have no expiration date.

F- 26

Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Bancorp and its Subsidiary and recognize a tax liability (or asset) if the Bancorp and its Subsidiary have taken an uncertain position that more-likely-than-not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed tax positions taken by the Bancorp and its Subsidiary, and has concluded that as of December 31, 2016, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

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

Financial instruments whose contract amount represents credit risk at December 31, 2016 and 2015 were as follows:

	(Dollars in thousands)
	2016			2015
	Fixed	Variable	Total	Fixed	Variable	Total

Home equity lines	$986	$6,799	$7,785	$1,553	$5,359	$6,912
Credit card lines	3,104	-	3,104	3,405	-	3,405
Secured by real estate	1,913	3,168	5,081	848	723	1,571
Other unused commitments	5,926	945	6,871	5,585	914	6,499
Standby letters of credit	11	5	16	11	-	11
Total	$11,940	$10,917	$22,857	$11,402	$6,996	$18,398

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

The Bank has not incurred any losses on its commitments in either 2016 or 2015.

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

The Bancorp and Bank periodically are subject to claims and lawsuits which arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial statements of the Company.

F- 27

NOTE L – RISKS AND UNCERTAINTIES

Total balances of due from bank balances which were in excess of $250,000 were with the following banks as of December 31, 2016:

(Dollars in thousands)

United Bankers' Bank	$3,078
Federal Reserve Bank	373
Federal Home Loan Bank	-
Total	$3,451

NOTE M - RESTRICTION ON DIVIDENDS

The payment of dividends to shareholders by the Bancorp is not encumbered by any restrictive provisions. There are, however, limitations set by law on the amount of funds available to the Bancorp from its Subsidiary Bank. Dividends may be paid out of funds legally available, which provides that prior approval is required if the total of all dividends declared by a state bank in any calendar year will exceed the bank's net profits for that year combined with its retained net profits for the preceding two years. The amount of funds legally available for distribution of dividends by the Bank to the Bancorp without prior approval from regulatory authorities for 2016 was $5,907,000 less $1,600,000, which was distributed by December 31, 2016.

NOTE N – EMPLOYEE BENEFIT PLANS

The Bank has a qualified noncontributory, defined benefit pension plan which covers certain employees. The benefits are primarily based on years of service and earnings.

The following is a summary of the plans funded status as of December 31, 2016 and 2015:

	(Dollars in thousands)
	2016	2015
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,409	$1,459
Interest Cost	57	53
Actuarial gain (loss)	(67)	(76)
Benefits paid	(51)	(27)
Projected benefit obligation at end of year	$1,348	$1,409

Change in plan assets:
Fair value of plan assets at beginning of year	$1,363	$726
Actual return on plan assets	87	(108)
Employer contributions	-	772
Benefits paid	(51)	(27)
Fair value of plan assets at end of year	$1,399	$1,363
Funded status (included in accrued liabilities)	$51	$(46)
Unrecognized actuarial loss in accumulated other comprehensive income (before taxes)	$(630)	$(778)

F- 28

Amounts recognized in the consolidated statements of income consist of:

	(Dollars in thousands)
	Year ended December 31,
	2016	2015
Net periodic pension cost:
Interest cost on projected benefit obligation	$57	$53
Expected return on plan assets	(80)	(43)
Net amortization of deferral of (gains) losses	74	68
Net periodic pension cost	$51	$78

Other changes recognized in other comprehensive income include:

	(Dollars in thousands)
	Year ended December 31,
	2016	2015

Change in unrecognized net actuarial loss	$148	$(8)
Tax effect	(51)	3
Total recognized in other comprehensive income	$97	$(5)

Weighted-average assumptions used to determine benefit obligation at December 31, 2016 and 2015:

	2016	2015
Discount rate	4.00%	3.75%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2016 and 2015:

	2016	2015
Discount rate	4.00%	3.75%
Expected return on plan assets	6.00%	6.00%

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

The portfolio is to be diversified by investing in multiple types of investment-grade securities. Target allocation percentages for each major class of Plan assets are as follows:

Equity Securities – 85%

Fixed Income Securities – 15%

F- 29

The Bank’s pension plan weighted-average asset allocations at December 31, 2016 and 2015 by asset category are as follows:

	2016	2015
Asset category:
Equity securities	41%	9%
Debt securities	45%	0%
Cash and cash equivalents	14%	91%
Total	100%	100%
Citizens Independent Bancorp, Inc. common stock to total plan assets	4%	4%

The fair values of the Bank’s pension plan assets presented by asset class within the fair value hierarchy, as defined in Note P – Fair Value of Financial Instruments, at December 31, 2016 and 2015 are as follows:

	(Dollars in thousands)
	Fair Value Measurements
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
Asset Class	Total	Assets/Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)
December 31, 2016
Cash Equivalents	$193	$-	$193	$-
Fixed Income	637	637	-	-
Equity Securities	516	516	-	-
	$1,346	$1,153	$193	$-
CIB Common Stock	53	53	-	-
Total Plan Assets	$1,399	$1,206	$193	$-

December 31, 2015
Cash Equivalents	$1,240	$-	$1,240	$-
Fixed Income	69	69	-	-
Equity Securities	-	-	-	-
	$1,309	$69	$1,240	$-
CIB Common Stock	54	-	54	-
Total Plan Assets	$1,363	$69	$1,294	$-

The Company does not anticipate making any contributions to the pension plan during the fiscal year ending December 31, 2017. These contributions would be required to meet ERISA’s minimum funding standards and the estimated quarterly contribution requirements during the period. The amount of the unrecognized net actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2017 is $51,226. Participants are 100% vested.

F- 30

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)

2017	$66
2018	128
2019	25
2020	97
2021	52
2022-2026	246
Total	$614

The Company offers a 401(k) profit sharing plan covering substantially all employees. Beginning in January 2016, the existing plan was replaced by a “Safe Harbor” plan as defined by the IRS. The Company matches voluntary employee contributions at a 100% rate up to 3% of individual compensation, then at a 50% rate on the next 2% of individual compensation, for a maximum contribution of 4%. Both employee and Company contributions are 100% vested at all times. Expense associated with the plan included in salaries and employee benefits was approximately $59,000 in 2016 and $27,000 in 2015.

During 2015, the Company entered into an agreement with the current President and CEO to provide future retirement compensation to that executive through a Supplemental Executive Retirement Plan (SERP) agreement. Following retirement, at the normal retirement age of 65, the SERP will provide equal annual payments over the next ten year period of $27,500 per year. The Bank recognized expense of $12,916 in connection with this SERP agreement during the year ended December 31, 2016 and $3,467 in the year ended December 31, 2015.

NOTE O - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank and the Company’s consolidated financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier I capital and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined).

Management believes, as of December 31, 2016 and 2015, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and leverage capital ratios as disclosed in the following table. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

F- 31

The following table outlines the regulatory components of the Company and the Bank’s capital and capital ratios as of December 31, 2016 and 2015, respectively.

	(Dollars in thousands)
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2016:
Total capital
(to risk-weighted assets)
Consolidated	$16,916	12.46%	$10,861	> 8.00%	$	N/A	$	N/A
Subsidiary Bank	16,586	12.40%	10,698	> 8.00%		13,372		> 10.00%

Tier 1 capital
(to risk-weighted assets)
Consolidated	15,219	11.21%	8,146	> 6.00%		N/A		N/A
Subsidiary Bank	14,900	11.14%	8,023	> 6.00%		10,698		> 8.00%

Common equity tier 1 capital
(to risk-weighted assets)
Consolidated	15,219	11.21%	6,109	> 4.50%		N/A		N/A
Subsidiary Bank	14,900	11.14%	6,017	> 4.50%		8,692		> 6.50%

Leverage capital
(to adjusted average total assets)
Consolidated	15,219	8.65%	7,035	> 4.00%		N/A		N/A
Subsidiary Bank	14,900	8.52%	6,998	> 4.00%		8,747		> 5.00%

As of December 31, 2015:
Total capital
(to risk-weighted assets)
Consolidated	$14,365	11.24%	$10,222	> 8.00%	$	N/A	$	N/A
Subsidiary Bank	16,504	13.14%	10,049	> 8.00%		12,561		> 10.00%

Tier 1 capital
(to risk-weighted assets)
Consolidated	12,768	9.99%	7,667	> 6.00%		N/A		N/A
Subsidiary Bank	14,905	11.87%	7,537	> 6.00%		10,049		> 8.00%

Common equity tier 1 capital
(to risk-weighted assets)
Consolidated	12,768	9.99%	5,750	> 4.50%		N/A		N/A
Subsidiary Bank	14,905	11.87%	5,652	> 4.50%		8,165		> 6.50%

Leverage capital
(to adjusted average total assets)
Consolidated	12,768	6.77%	7,541	> 4.00%		N/A		N/A
Subsidiary Bank	14,905	8.23%	7,243	> 4.00%		9,054		> 5.00%

F- 32

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

Accordingly, investment securities available for sale (and loans held for sale) are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a nonrecurring basis, such as impaired loans and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or writedowns of individual assets.

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

F- 33

The following are assets and liabilities that were accounted for or disclosed at fair value on a recurring basis:

	(Dollars in thousands)
		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets/Liabilities	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Assets:
Securities available for sale
U.S. government securities	$-	$-	$-	$-
U.S. government federal agencies	1,982	-	1,982	-
State & local governments	2,734	-	2,734	-
Mortgage backed securities	3,521	-	3,521	-
Total securities available for sale	$8,237	$-	$8,237	$-

Loans held for sale	$135	$-	$135	$-

December 31, 2015
Assets:
Securities available for sale
U.S. government securities	$1,005	$1,005	$-	$-
U.S. government federal agencies	6,535	-	6,535	-
State & local governments	1,783	-	1,783	-
Mortgage backed securities	4,690	-	4,690	-
Total securities available for sale	$14,013	$1,005	$13,008	$-

The following describes the valuation techniques used to measure certain financial assets and liabilities recorded at fair value on a nonrecurring basis in the financial statements.

Impaired loans - The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may need to be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. As of December 31, 2016, the fair value of substantially all of the impaired loans was estimated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as nonrecurring Level 3. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

F- 34

The following are assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis:

	(Dollars in thousands)
		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets/Liabilities	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Assets:
Impaired loans
Commercial mortgage	$3,192	$-	$-	$3,192
Commercial other	685	-	-	685
Residential real estate	395	-	-	395
Consumer equity	97	-	-	97
Consumer auto	55	-	-	55
Total impaired loans	$4,424	$-	$-	$4,424

December 31, 2015
Assets:
Impaired loans
Commercial mortgage	$2,171	$-	$-	$2,171
Commercial other	38	-	-	38
Residential real estate	679	-	-	679
Consumer equity	-	-	-	-
Consumer auto	89	-	-	89
Total impaired loans	$2,977	$-	$-	$2,977

Other real estate owned
Residential	15	-	-	15
Commercial	223	-	-	223
Total other real estate owned	$238	$-	$-	$238

F- 35

The quantitative information about Level 3 fair value measurements for financial assets and liabilities measured at fair value on a nonrecurring basis is as follows (dollars in thousands):

	(Dollars in thousands)
	Fair Value	Valuation Technique	Significant Unobservable Input	Range
December 31, 2016
Impaired loans
Commercial mortgage	$3,192	Appraisal of Collateral	Appraisal Adjustment	Up to 12%
Commercial other	685	Appraisal of Collateral	Appraisal Adjustment	Up to 3%
Residential real estate	395	Appraisal of Collateral	Appraisal Adjustment	Up to 3%
Consumer equity	97	Appraisal of Collateral	Appraisal Adjustment	Up to 14%
Consumer auto	55	Appraisal of Collateral	Appraisal Adjustment	*

December 31, 2015
Impaired loans
Commercial mortgage	$2,171	Appraisal of Collateral	Appraisal Adjustment	Up to 6%
Commercial other	38	Appraisal of Collateral	Appraisal Adjustment	*
Residential real estate	679	Appraisal of Collateral	Appraisal Adjustment	Up to 6%
Consumer auto	89	Appraisal of Collateral	Appraisal Adjustment	*

Other real estate owned
Residential	15	Appraisal of Property	Appraisal Adjustment	*
Commercial	223	Appraisal of Property	Appraisal Adjustment	Up to 45%

		* There are no related allowances for these classifications

The following methods and assumptions were used to estimate the fair value disclosures for other financial instruments as of December 31, 2016 and 2015:

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

F- 36

The estimated fair value of the financial instruments is as follows:

	(Dollars in thousands)
			Fair Value Measurements at Reporting Date Using:
			Quoted Prices in
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets/Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2	(Level 3)
December 31, 2016
Financial assets:
Cash and cash equivalents	$4,899	$4,899	$-	$4,899	$-
Securities available for sale	8,237	8,237	-	8,237	-
Other investment securities	859	859	-	-	859
Loans held for sale	135	135	-	135	-
Net loans	152,138	156,202	-	-	156,202
Accrued interest receivable	258	258	-	-	258
Bank owned life insurance	3,427	3,427	-	3,427	-

Financial liabilities
Noninterest bearing deposits	$32,282	$32,282	$-	$32,282	$-
Interestbearing deposits	123,856	122,869	-	122,869	-
Overnight funds purchased	2,699	2,699	-	2,699	-
Borrowed funds	-	-	-	-	-
Accrued interest payable	581	581	-	-	581

December 31, 2015
Financial assets:
Cash and cash equivalents	$9,371	$9,371	$-	$9,371	$-
Securities available for sale	14,013	14,013	1,005	13,008	-
Other investment securities	859	859	-	-	859
Net loans	147,153	149,355	-	-	149,355
Accrued interest receivable	285	285	-	-	285
Bank owned life insurance	3,320	3,320	-	3,320	-

Financial liabilities
Noninterest bearing deposits	26,116	26,116	-	26,116	-
Interest bearing deposits	136,209	137,174	-	137,174	-
Borrowed funds	2,569	2,569	-	2,569	-
Accrued interest payable	759	759	-	-	759

F- 37

NOTE Q – PARENT COMPANY FINANCIAL STATEMENTS

The following are condensed parent company only financial statements for Citizens Independent Bancorp, Inc.

CONDENSED BALANCE SHEETS

December 31, 2016 and 2015

	(Dollars in thousands)
	2016	2015

Assets
Cash	$176	$346
Investment in subsidiary	17,008	17,411
Other assets	2,057	2,179
Total assets	$19,241	$19,936

Total Liabilities	$11	$2,577

Total shareholders' equity	19,230	17,359

Total liabilities and equity	$19,241	$19,936

F- 38

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31, 2016 and 2015

	(Dollars in thousands)
	2016	2015

Income
Dividends from subsidiaries	$1,600	$1,300
Other	512	308
	2,112	1,608

Expenses
Other	273	523

Income (loss) before income taxes and equity in undistributed earnings of subsidiary	1,839	1,085
Income tax expense (benefit)	125	(73)
Equity in undistributed earnings (loss) of subsidiary	(486)	(504)
Net income	1,228	654
Other comprehensive income (loss)	83	(52)
Comprehensive income	$1,311	$602

CONDENSED STATEMENT OF CASH FLOWS

Years ended December 31, 2016 and 2015

	(Dollars in thousands)
	2016	2015

Cash flows from Operating Activities
Net income	$1,228	$654
Adjustments to reconcile net income to cash from operations
Equity in undistributed (earnings) loss of subsidiaries	486	504
Deferred income tax	125	(73)
Change in other assets and other liabilities	1	(2)
Net cash provided by (used in) operating activities	1,840	1,083

Cash flows from financing activities
Payments on loan payable	(2,569)	(2,921)
Issuance of common stock	560	1,263
Net change from financing activities	(2,009)	(1,658)

Net increase (decrease) in cash and cash equivalents	(169)	(575)

Cash and cash equivalents at beginning of year	346	921

Cash and cash equivalents at end of year	$176	$346

F- 39

NOTE R – STOCK SUBSCRIPTION

As of June 25, 2014, the Company had sold and issued a total of 238,057 shares of common stock with 119,003 accompanying warrants. As of June 25, 2016, all warrants remaining unexercised, expired. A total of 74,687 warrants had been exercised and an additional 74,687 shares of common stock had been issued.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016, in timely alerting them to material information required to be in the Company’s (including its consolidated subsidiary) periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including principal executive and principal financial officers, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of §240.13a-15 of the Exchange Act. Based on the evaluation under Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this filing. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth certain information about each of the Company’s directors who is up for election in 2017:

Name and Age	Company Director Since
Robert Lilley (72)	2013
Robert C. Wolfinger, Jr. (66)	2013
Donald P. Wood (72)	2012

Robert L. Lilley, an inactive attorney, had a private law practice in Logan since 1973. He retired from that practice in December, 2016. He has served as an assistant attorney general for the Ohio Attorney General’s Office, acting municipal court judge, the City of Logan law director and is an Army veteran. Mr. Lilley is a member of the Logan-Hocking Board of Health, Logan Rotary Club and member of the Brighten Your Future Foundation board. He is a graduate of The Ohio State University Moritz College of Law and has a B.F.A. from Ohio University. Mr. Lilley’s professional expertise and long term active involvement in the community are valuable assets to the Board.

Robert C. Wolfinger, Jr. is the treasurer of the City of Lancaster and served as senior vice president of National City Bank, where he was employed for 36 years. He received his bachelor’s degree from Ohio University and is a banking school graduate of Rutgers University. He has served on several boards in the Fairfield County area, including Lancaster Area Community Improvement Corporation, Ohio University Alumni Association, Lancaster Festival, Inc., Fairfield County Economic Development Committee, Lancaster Port Authority, Fairfield Medical Center, and Lancaster-Fairfield Chamber of Commerce. Mr. Wolfinger’s banking and finance experience provide the Board with additional banking regulatory and financial insights.

Donald P. Wood has owned and operated his own business for 29 years. He is the chair and CEO of Don Wood, Inc., automobile businesses in the Logan and Athens areas. His 16 years of banking experience includes serving as the district president of Bank Ohio’s Cambridge/Zanesville area in 1983, before becoming lead assistant director for branch administration of Florida National Bank in 1985. He has served on a publicly-traded bank board for the past 11 years. Mr. Wood is a University of Rio Grande board member, past board chair and past president. He also served as the president of the Hocking College Foundation Board. He joined Citizens as Board of Directors Chairman, President and CEO in 2012. He has an advanced degree in banking from the American Institute of Banking. Mr. Wood received an honorary master’s degree and honorary doctorate from the University of Rio Grande. Mr. Wood’s experience as a senior level banking officer, a successful entrepreneur and a leader in various roles in regional institutions provides valuable banking and leadership knowledge for the Board.

The following table sets forth certain information concerning directors continuing in office:

Name and Age	Company Director Since
Billy Jo King (70)	2013
Jerry Don Johnson (50)	2013
Daniel Stohs (66)	2013
William J. Mauck (69)	2013
Daniel C. Fischer (56)	2015

Billy Jo King retired in 2013 after 41 years as manager of The King Lumber Co. in Logan and has been the owner of Georgian Manner Bed & Breakfast since October 2002. He is a Navy veteran and received a B.S. degree from The Ohio State University in marketing and industrial production. Mr. King served on the Kachelmacher Memorial Trust fund for 23 years and is an original board member of The Village Mountain Mission, which builds houses and conducts medical clinics in the Dominican Republic. He also serves on the board of the Hocking County Historical Society. Mr. King’s lifelong association with the area as a small business owner provides a unique perspective on the needs and challenges of local businesses to the Board.

William J. Mauck is a General Electric retiree after 26 years of service, most recently as Logan Glass Plant manager and Circleville Lamp Plant manager. During his time with GE, he contributed in all areas of manufacturing including non-union and union relations, staffing, quality improvement programs, budgeting and compliance. He also is a Vietnam Army veteran and member of Kline Memorial United Methodist Church. He has a B.S. of Science from the University of Iowa. Mr. Mauck’s strong ties with the community and career in management provide enhanced understanding of general management concerns and valuable community relations for the Board.

Jerry Don Johnson is a retired local business owner of Fancy Plants landscaping from 1985 to 2010. He is currently a landscape designer and consultant for Southern Pines Nursery, an employee at The Dress Code and manages his family farm. He has served on several local boards and clubs including Hocking County Children Services, Logan-Hocking School District Advisory, Hocking Valley Community Hospital Foundation, Hocking County Community Improvement Corporation and Logan-Hocking Chamber of Commerce. Mr. Johnson’s experience as a small business owner and his involvement in the community provides the Board with valuable insight into Citizens’ customers and community.

Daniel J. Stohs is an inactive attorney and former accountant in the Logan area. He also is a managing member of Rempel Partner, LLC (operator of Midwest Glassware Outlet) since 2005 and shareholder and former board member of Olde Dutch Restaurant. He currently serves as a member of the City of Logan Board of Zoning Appeals. He has a B.A. of Social Sciences from The Ohio State University and is a graduate of The Ohio State University Moritz College of Law. Mr. Stohs’ long experience living and working in the area along with his professional expertise as a lawyer provide the Board with oversight skills, knowledge of the region and business experience.

Daniel C. Fischer was appointed Chief Executive Officer and President of the Company and Bank in January 2015 and director of the Company in May 2015. Mr. Fischer is a veteran bank executive. Most recently, Mr. Fischer was Sales Manager for Wells Fargo Home Mortgage in Cincinnati, Ohio from February 2012 to December 1, 2014. Prior to that, he was a Vice President with Union Savings Bank of Cincinnati, Ohio from April 1, 2011 to February 17, 2012. His other experience includes holding positions as Chairman, President and CEO of Urban Trust Bank in Lake Mary, Florida; Executive Vice President of Regional Banking at Associated Bancorp in Green Bay, Wisconsin; Dayton District President for Key Bank; and Senior Vice President of Retail Banking for Fifth Third Bank in Cincinnati, Ohio. Mr. Fischer has a B.S. degree in business and communications from Syracuse University, Syracuse, New York. Mr. Fischer’s 30 years of experience in the banking industry, over 15 years serving as a senior executive and familiarity with the Company and the Bank contribute valuable banking and leadership insight to the Board.

Executive Officers

The executive officers of the Company are elected by the Board of Directors of the Company at the annual meeting of the Board of Directors and hold office until the next annual meeting of the Board of Directors or until their successors are chosen and qualify. The following information is supplied for certain of the Company’s and the Bank's current executive officers.

Name and Age	Position with Bank	Position with Company	Executive Officer Since
Daniel C. Fischer (56)	CEO and President	CEO and President	2015
James V. Livesay (64)	Chief Financial and Accounting Officer	Chief Financial Officer	2013

Mr. Fischer’s background is set forth above.

James V. Livesay was appointed Chief Financial and Accounting Officer of the Bank in September 2013 and Chief Financial Officer of the Company in November 2013. Prior to joining the Bank, Mr. Livesay previously was Controller at United Midwest Savings Bank near Columbus, Ohio for a period of nearly nine years. Previous assignments included Manager of Investment Operations at Fifth Third Bank in Cincinnati, Ohio from January 2002 to April 2003 and Vice President and Manager of Finance and Accounting of the Treasury Division at Huntington Banks in Columbus, Ohio from 1987 to January 2002. A CPA, Mr. Livesay earned a Bachelor of Mechanical Engineering at The Ohio State University and a Masters degree in Finance and Accounting at the University of Chicago.

Certain Committees of the Board of Directors

The following table identifies the Company’s standing committees and their respective members as of December 31, 2016. All members of each committee, except Mr. Wood and Mr. Fischer, are independent in accordance with NASDAQ listing standards. Current charters for each of the Board of Directors’ committees are available for review at http://www.tcbol.com/policies_and_charters.

Director	Executive /Loan Committee		Audit Committee		Compensation, Personnel/ Corporate Governance and Nominating Committee		ALCO Committee
Donald P. Wood	X
Jerry Don Johnson					X	*
Billy Jo King			X		X
Daniel Stohs	X		X	*
Robert Lilley	X						X
William J. Mauck					X		X	*
Daniel C. Fischer	X						X
Corby Leach			X				X
Robert C. Wolfinger, Jr.	X	*
Number of Meetings in fiscal 2016	4		5		2		4

* Denotes Chairman

Audit Committee

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of the Audit Committee is to assist the Board in its oversight of the Company’s financial statements and oversee compliance with legal and regulatory requirements. During the fiscal year ended December 31, 2016, the Audit Committee met periodically to examine and approve the audit report prepared by the Company’s independent registered public accounting firm, to review and appoint the independent registered public accounting firm to be engaged by the Company and to review the Company’s internal audit function. The Audit Committee also provides guidance on the Company’s risk management policies, including reporting, key credit risks, market risks, and steps taken by management to monitor and mitigate such risks. In addition, the Audit Committee oversees procedures for the receipt, retention and treatment of complaints on accounting and auditing. All committee members are deemed “independent,” as such term is defined for audit committee members under applicable NASDAQ listing standards. The Board has determined that Daniel Stohs has the attributes listed in the definition of “audit committee financial expert” set forth in Item 407(d)(5)(ii) of Regulation S-K and in the NASDAQ listing requirements. The Board of Directors has adopted a written charter for the Audit Committee, the Audit Committee and the Board of Directors review the charter periodically to ensure the scope of the charter is consistent with the Audit Committee’s expected role.

Compensation, Personnel/ Corporate Governance and Nominating Committee

The Compensation, Personnel/Corporate Governance and Nominating Committee (the “Compensation and Nominating Committee”) is responsible for establishing and administering policies governing (a) the Board’s organization, membership and function, (b) procedures and criteria for evaluating the suitability of director nominees, (c) committee structure, membership and operations, (d) succession planning for executive officers of the Company, (e) the Company’s Corporate Governance Policy, (f) compensation of the Company’s executive officers, including the Named Executive Officers, (g) oversight of personnel matters and (h) other matters relating to compensation, personnel, corporate governance and the rights and interests of the Company’s shareholders. The Compensation and Nominating Committee operates under a written charter that establishes the Committee’s responsibilities. The Compensation and Nominating Committee and the Board review the charter periodically to ensure the scope of the charter is consistent with the Compensation and Nominating Committee’s expected role.

The Compensation and Nominating Committee nominates directors to be voted on at the annual meeting and recommends nominees to fill any vacancies on the Board of Directors. Individuals who are nominated for election to the Board must possess certain minimum qualities, including personal integrity, demonstrated achievement, and a general appreciation and understanding of the major issues facing financial companies of a size and operational scope similar to the Company.

The Compensation and Nominating Committee believes that each nominee and current member of the Board possesses a strong and unique set of skills, qualities, and experiences, which gives the Board as a whole, competence and experience in a wide range of areas, including banking industry experience, executive management, accounting and finance, government and community experience and leadership, corporate governance, and board service.

It is the policy of the Compensation and Nominating Committee to consider director candidates recommended by shareholders who appear to be qualified to serve on the Board of Directors. The Board may choose not to consider an unsolicited recommendation if no vacancy exists on the Board and the Board does not perceive a need to increase in size. In order to avoid the unnecessary use of the Board of Directors’ resources, the Board will consider only those director candidates recommended in accordance with the procedures set forth in Section 2.03 of the Regulations. Pursuant to this section, nominations for the election of directors at an annual meeting, other than those made by or on behalf of the existing Board of Directors of the Company, must be made in writing and must be received by the President of the Company not less than 14 days nor more than 50 days prior to any meeting of shareholders called for the election of directors; provided, however, that if less than 21 days’ notice of the meeting is given to shareholders, such nomination shall be delivered to the President of the Company not later than the close of business on the seventh day following the day on which the notice of meeting was mailed. Such notification must contain the following information:

•	the name and address of each nominee;

•	the principal occupation of each nominee;

•	the total number of shares of capital stock of the Company that will be voted for each proposed nominee;

•	the name and residence address of the notifying shareholder; and

•	the number of shares of capital stock of the Company beneficially owned by the notifying shareholder.

All director nominees for the Company are subject to approval by the Federal Reserve Bank of Cleveland. All directors for the Bank are subject to the approval of the Federal Deposit Insurance Corporation and the Ohio Division of Financial Institutions

Code of Ethics. The Company has adopted a Code of Ethics (the “Code of Ethics”) that applies to all directors, officers, and employees’ of the Company and its subsidiary. The Code of Ethics is included in Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

Directors’ Compensation

Meetings of the Board of the Company and the Board of the Bank are held regularly each month. Effective January 1, 2016, the directors of the Bank began receiving fees of $24,000 per year in cash and are not paid any additional fee for Board or committee participation, or special assignments. Directors do not receive compensation for their service on the Company’s Board.

The following table sets forth for the fiscal year ended December 31, 2016 certain information as to the total compensation we paid to the Company’s directors.

Name	Fees Earned or Paid in Cash($)	All Other Compensation ($)	Total($)
Jerry Don Johnson	24,000	0	24,000
Billy Jo King	24,000	0	24,000
Daniel Stohs	24,000	0	24,000
Robert Lilley	24,000	0	24,000
William J. Mauck	24,000	0	24,000
Robert C. Wolfinger, Jr.	24,000	0	24,000
Donald P. Wood	30,000	0	30,000
Michael J. Shawd (1)	16,000	0	16,000
Corby Leach (2)	24,000	0	24,000

(1)	Mr. Shawd resigned his position as director effective August 18, 2016.

(2)	Mr. Leach resigned his position as a director effective January 31, 2017.

Executive Compensation

Compensation of Employees. The Named Executive Officers, as identified in the Summary Compensation Table, were compensated by the Bank for their positions as officers of the Bank. Officers and employees of the Bank are compensated based on a number of merit-based factors. Our executive officers also received other benefits, such as reimbursement of certain fees and expenses. We do not maintain any equity based compensation plans.

Base Salary. Base salary represents the primary component of annual compensation paid to the Bank’s executive officers. When recommending an executive officer’s salary within the pay range established by peer group comparison data, the Compensation and Nominating Committee primarily considers the executive officer’s job performance and contribution to the objectives of the Company. These factors are determined in the subjective judgment of the Compensation and Nominating Committee for the Chief Executive Officer and with the benefit of performance reviews and salary recommendations by the Chief Executive Officer for other executive officers of the Company and the Bank. In addition, the Compensation and Nominating Committee also considers local and national economic conditions and future business prospects of the Bank in setting base salary levels.

Discretionary and Performance Bonuses. The Bank occasionally awards discretionary cash bonuses to its executive officers to attract new executive officers, to reward exceptional job performance, or to address special circumstances. Discretionary bonuses are awarded on a limited basis and are not contemplated or anticipated when setting annual compensation for the Bank’s executive officers. Mr. Fischer’s employment agreement provides that in addition to his annual salary, Mr. Fischer may receive a yearly performance bonus not to exceed 25% of his base salary. Such bonus awards are subject to the discretion of the Board based upon certain yearly performance bonus goals and objectives mutually agreed upon by the Board and Mr. Fischer.

Compensation Pursuant to Employee Benefit Plans. We maintain a 401(k) plan that matches 100% of the first 3% contributed by employees and 50% of the next 2% contributed. The plan is a Safe Harbor plan in that both employee and employer contributed funds are immediately vested and available to the employee. We also maintain health, life and accidental death & dismemberment insurance as well as both short and long term disability insurance. Further, the Company has purchased life insurance policies on certain key executives. The Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Supplemental Executive Retirement Plan. On October 27, 2015, the Bank adopted the Citizens Bank of Logan Supplemental Executive Retirement Plan (the “SERP”) for Mr. Fischer.  The SERP entitles Mr. Fischer to 120 equal monthly payments of the Accrued Liability Balance upon his termination.  The SERP is an unfunded, unsecured promise to pay benefits. The Employment Agreement provided that Mr. Fischer would receive an annual deferred compensation amount of not less than $25,000 each year in the SERP.  Mr. Fischer’s interest in the SERP vests at the rate of 20% per year, with full vesting occurring on December 31, 2019; provided, however, that Mr. Fischer becomes fully vested in the SERP upon a change of control (as defined in his Employment Agreement described below) and that there is a separate, lesser lump sum payment provided in lieu of termination benefits until Mr. Fischer is fully vested in the SERP.

Pension Plan. The Company offered a defined benefit retirement plan to eligible personnel employed prior to December 2009, when the plan was frozen for both new participants and the accrual of additional benefits. As of December 31, 2016, 29 current and former employees are due benefits from the plan with a projected liability of $1.3 million. The plan currently requires no additional funding. Management believes that a plan has been put in place to ensure the pension plan remains fully funded over the next ten years.

Employment and Change of Control Agreement On October 27, 2015, Citizens and the Bank entered into an Employment Agreement with Mr. Fischer that provides for a base salary of not less than $189,650 and Mr. Fischer’s ability to receive during the term of the Employment Agreement a performance bonus as described above.  The Employment Agreement entitles Mr. Fischer to a relocation bonus of $33,750 if certain terms are met, the SERP, and a car allowance.  Mr. Fischer has agreed to purchase $25,000 worth of Citizens stock.  Upon the completion of the purchase, Citizens will grant Mr. Fischer one share of restricted stock for every two shares of stock he purchased, which stock will vest in 3 equal installments, beginning on the grant date.

Under the Employment Agreement, Mr. Fischer’s employment may be terminated by the Company for Cause, Disability (both as defined in the agreement), or death.  The Employment Agreement also may be terminated at any time by either party without cause upon 30 days’ prior written notice.  Mr. Fischer is not entitled to any further payments under the Employment Agreement other than any accrued salary and benefits less any amounts owed to the Company (the “net accrued benefits”) if he terminates his employment or if the Company terminates it for Cause, death or Disability.  If his employment had been terminated by the Company without Cause on or before December 31, 2016, Mr. Fischer would be entitled to three months’ salary, and if such a termination occured after December 31, 2016, he was entitled to six months’ salary.

The Employment Agreement includes covenants regarding non-competition, non-solicitation and non-disclosure, which covenants extend for a period of one year after the termination of Mr. Fischer’s employment.

On October 27, 2015, the Bank also entered into a Change of Control Agreement with Mr. Fischer.  Mr. Fischer’s change of control agreement provides that if he is terminated without cause within six months after a change of control over the Bank or Company, he would receive severance payments to be calculated as follows:

•	For termination on or prior to December 31, 2016, Mr. Fischer’s then current salary would continue for 24 months after termination;
•	For termination after December 31, 2016 and before December 31, 2017, Mr. Fischer’s then current salary would continue for 24 months after termination, and he would receive his target bonus for the year in which he is terminated; and
•	For termination after December 31, 2017, Mr. Fischer’s then current salary would continue for a period of 24 months after termination, and he would receive his target bonus for the year in which he is terminated and the following year.

Change of control is defined as any of the following events: acquisition of or power to vote more than fifty percent of the voting stock of the Bank or Company; merger or consolidation of the Bank or Company with or into another corporation; or merger of another corporation into the Bank or Company, provided that less than 50 percent of the total voting power of the Bank or Company remains with its former shareholders. Severance payments provided under the above agreements are mutually exclusive. In the event that Mr. Fischer is entitled to receive severance under the change of control agreement, the Company has no obligation to pay him any further amounts.

Tax Considerations

Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), a limitation is placed on the tax deductibility of executive compensation paid by publicly-held corporations for individual compensation to certain executive officers in excess of $1,000,000 in any taxable year. No executive officer of the Company received compensation during the Company’s 2016 fiscal year that would be non-deductible under Section 162(m).

SUMMARY COMPENSATION TABLE

The following table summarizes compensation for the Company’s chief executive officer and the two most highly compensated executive officers, referred to collectively as the “Named Executive Officers,” for the fiscal years ended December 31, 2016 and 2015:

Name & Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)

Daniel C. Fischer	2016	248,532	13,244	261,776
President and Chief Executive Officer	2015	242,208	17,931	260,139

James V. Livesay	2016	125,000	4,423	129,423
Chief Financial and Accounting Officer	2015	115,192	0	115,192

All Other Compensation Table

Name & Principal Position	Year	401(k) Match ($)	Auto Allowance/Use of Company Owned Vehicle	Consulting Fees	Board Fees	Total

Daniel C. Fischer	2016	7,244	6,000	0	0	13,244
President and Chief Executive Officer	2015	0	6,177	11,754	0	17,931

James V. Livesay	2016	4,423	0	0	0	4,423
Chief Financial and Accounting Officer	2015	0	0	0	0	0

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common shares by: (1) each of our directors, (2) each executive officer named in the Summary Compensation Table above (the “Named Executive Officers”), (3) all the directors and executive officers of the Company as a group as of March 20, 2017, and (4) each person, group or entity known to us to own beneficially more than 5% of our outstanding common shares.

Beneficial ownership is determined according to the rules of the SEC and generally includes any shares over which a person possesses sole or shared voting or investment power and options that are currently exercisable or exercisable within 60 days. The ownership information of each director and officer, as the case may be, is based upon our records with respect to beneficial ownership. Except as otherwise indicated in the footnotes to this table, we believe that the beneficial owners of common shares listed below have sole investment and voting power with respect to their shares.

The table lists applicable percentage ownership based on 691,288 common shares outstanding as of March 20, 2017. Unless otherwise noted, (i) the address for each shareholder listed below is the same as our address, and (ii) all shares are owned solely by the individual.

	Number of Shares		Percent of Class
Donald P. Wood	15,938		2.31%
Daniel Fischer	470		*
Jerry Don Johnson	11,910	(1)	1.72%
Billy Jo King	4,776	(2)	*
Robert Lilley	7,399	(3)	1.07%
James V. Livesay	375		*
William J. Mauck	3,226	(4)	*
Daniel Stohs	11,153		1.61%
Robert Carl Wolfinger, Jr.	2,000		*
All current directors and executive officers as a group (9 persons)	57,247		8.28%
Alan Stockmeister	57,643		8.34%
213 Redondo Drive
Jackson, Ohio 45640
Evergreen National Indemnity, fbo Edward Kilbarger	48,600		7.03%
MLPF&S
8425 Pulsar Place, St 2000
Columbus, Ohio 43240

* Less than 1% of the outstanding shares.

(1)	All share are jointly held by Mr. Johnson and his spouse.
(2)	Includes 1,194 shares held by his daughter and 2,388 shares held by his grandchildren and for which Mr. King has voting power.
(3)	Includes 1,562 shares held by his spouse’s trust for which Mr. Lilley is the trustee, and 100 shares held in Mr. Lilley’s revocable trust
(4)	Includes 3,225 shares held jointly by Mr. Mauck and his spouse.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Board is responsible for reviewing and overseeing the procedures designed to identify “related party” transactions that are material to the Company’s consolidated financial statements or otherwise require disclosure under applicable laws and rules adopted by the SEC, and the Board has the authority to approve such “related party” transactions. In addition, as of December 31, 2016, each director and executive officer of the Company must complete a Director and Officer Questionnaire that requires disclosure of any transaction, arrangement or relationship with the Company or the Bank during the last fiscal year in which the director or executive officer, or any member of his or her immediate family, had a direct or indirect material interest. Any transaction, arrangement or relationship disclosed by a director or executive officer in the questionnaire is reviewed and considered by the Board in making independence determinations with respect to directors and resolving any conflicts of interest that may be implicated.

During the Company’s 2016 fiscal year, the Bank entered into banking-related transactions in the ordinary course of business with certain executive officers and directors of the Company (including certain executive officers of the Bank), members of their immediate families and corporations or organizations with which they are affiliated. It is expected that similar transactions will be entered into in the future. All loans made to directors and executive officers (i) were made in the ordinary course of business; (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Citizens; and (iii) did not involve more than the normal risk of collectability or present other unfavorable features. The outstanding principal balance of loans to directors, executive officers, and principal shareholders of the Company (including certain executive officers of the Bank) and their associates as a group at December 31, 2016, was $279,000. As of the date of this Proxy Statement, all of these loans were performing loans.

During 2015, the Company renegotiated an existing promissory note in which it had previously borrowed $5.0 million from WLPM LLC, an Ohio limited liability company. Alan Stockmeister, a holder of over 5% of the Company’s outstanding stock and the brother-in-law of one of the Company’s former directors, Michael Shawd, is a managing member of WLPM LLC. The promissory note had an annual interest rate of 8.0%, a portion of which was paid by the Company each month, and a maturity date of December 31, 2015. In February 2015, the note was split into two pieces, a $2.3 million portion, held by Mr. Stockmeister, and a $2.7 million piece held by other members of WLPM LLC (“Note A”). The $2.3 million Stockmeister piece was subsequently replaced by a $1,644,546.60 note paying 6.00% interest and due August 4, 2021 (“Note B”) and 28,675 shares of the Company’s common stock. Terms of Note A were unchanged. The Company made payments of $400,000 in interest for the year ended December 31, 2014 and $185,000 in interest for the year ended December 31, 2015 on the WLPM note. In addition to monthly principal payments from available cash, in September 2015, the Company made a principal payment of $1.0 million on Note A and in December 2015, the Company retired Note A with a final principal payment of $1.4 million. Interest payments through the end of 2015 on Note B held by Mr. Stockmeister were approximately $100,000 with no principal due.

During 2016, the Company made periodic principal payments on Note B and, in October 2016, Note B was repaid in full and retired. Interest payments through the end of 2016 on Note B held by Mr. Stockmeister were approximately $70,000.

The Board reviewed this arrangement and concluded that it was not inconsistent with the Company’s best interests and did not constitute a conflict of interest.

In the normal course of business, the Company makes rebate payments to various automobile dealers for the placement of indirect automobile loans with the Bank. During 2016, the Company made such rebate payments to Don Wood Automotive, principally owned by Donald P. Wood, in the amount of $162,000. The Board reviewed this arrangement and concluded that it was not inconsistent with the Company’s best interests and did not constitute a conflict of interest.

Director Independence. The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from Item 10 above under the caption “Certain Committees of the Board of Directors”.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

Fees billed for services rendered by Suttle & Stalnaker, PLLC (“Suttle”) for each of the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Audit Fees	$150,000	$150,700
Audit-Related Fees	$0	0
Tax Fees	$6,500	$8,250
All Other Fees	$1,000	1,000
Total	$157,500	$159,950

Audit Fees represent fees for professional services rendered by Suttle in connection with the integrated audit of the Company’s annual consolidated financial statements, statutory audits, reviews of the unaudited interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and other services provided in connection with statutory and regulatory filings or engagements.

Tax Fees represent fees relating to customs and tax compliance matters.

All of the services rendered by Suttle to the Company and its subsidiaries during 2016 and 2015 were pre-approved by the Audit Committee.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements appear in Part II of this Annual Report:

(a) Report of Independent Registered Public Accounting Firm;

(b) Consolidated Balance Sheets as of December 31, 2016 and 2015;

(c) Consolidated Statements of Income for the years ended December 31, 2016 and 2015;

(d) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015;

(e) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016 and 2015;

(f) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015;

and

(g) Notes to Consolidated Financial Statements;

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the consolidated financial statements or in the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation of Citizens Independent Bancorp, Inc., as amended (Incorporated by reference to Exhibit No. 3.1 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004))
3.2	Code of Regulations of Citizens Independent Bancorp, Inc. (Incorporated by reference to Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004))
4.1	Specimen Common Share Certificate of Citizens Independent Bancorp, Inc. (Incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004))
4.2	Form of Warrant Certificate (Incorporated by reference to Exhibit No. 4.2 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004))
4.3	Form of Rights Certificate (Incorporated by reference to Exhibit No. 4.3 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004))

10.1	2012 Consent Order (Incorporated by reference to Exhibit No. 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004))
10.2	Employment Agreement with Daniel C. Fischer (Incorporated by reference to Exhibit No. 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2016)
10.3	Change of Control Agreement with Daniel C. Fischer (Incorporated by reference to Exhibit No. 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2016)
10.4	Supplemental Executive Retirement Plan with Daniel C. Fischer (Incorporated by reference to Exhibit No. 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2016)
14	Citizen’s Independent Bancorp, Inc. Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Corporation’s Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 17, 2015.)
16	Letter from Dixon, Davis, Bagent & Co. to the Securities and Exchange Commission dated November 27, 2013 regarding change in Company’s Certifying Accountant. (Incorporated by reference to Exhibit No. 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2013 (File No.333-191004))
21	Subsidiary of Citizens Independent Bancorp, Inc. (filed herewith)
23	Consent of Suttle & Stalnaker (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(A)/15d-14(a) Certification – Principal Financial Officer (filed herewith)
32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer (filed herewith)
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Comprehensive Income, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Logan, State of Ohio, on March 31, 2017.

Citizens Independent Bancorp, Inc.

By:	/s/ Daniel C. Fischer
Daniel C. Fischer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Donald P. Wood	By:	/s/ William J. Mauck
	Donald P. Wood, Chairman of the Board		William J. Mauck, Director

Date:	March 31, 2017	Date:	March 31, 2017

By:	/s/ Robert Lilley	By:	/s/ Daniel Stohs
	Robert Lilley, Director		Daniel Stohs, Director

Date:	March 31, 2017	Date:	March 31, 2017

By:	/s/ BJ King	By:	/s/ Jerry Johnson
	BJ King, Director		Jerry Johnson, Director

Date:	March 31, 2017	Date:	March 31, 2017

By:	/s/ Robert Wolfinger	By:	/s/ James V. Livesay
	Robert Wolfinger, Director		James V. Livesay, EVP and Chief Financial Officer

Date:	March 31, 2017	Date:	March 31, 2017

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Incorporation of Citizens Independent Bancorp, Inc., as amended	Incorporated by reference to Exhibit No. 3.1 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004)
3.2	Code of Regulations of Citizens Independent Bancorp, Inc.	Incorporated by reference to Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004)
4.1	Specimen Common Share Certificate of Citizens Independent Bancorp, Inc.	Incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004)
4.2	Form of Warrant Certificate	Incorporated by reference to Exhibit No. 4.2 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004)
4.3	Form of Rights Certificate	Incorporated by reference to Exhibit No. 4.3 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 22, 2013 (File No.333-191004)
10.1	2012 Consent Order	Incorporated by reference to Exhibit No. 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 5, 2013 (File No.333-191004)
10.2	Employment Agreement with Daniel C. Fischer	Incorporated by reference to Exhibit No. 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2016)
10.3	Change of Control Agreement with Daniel C. Fischer	Incorporated by reference to Exhibit No. 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2016)
10.4	Supplemental Executive Retirement Plan with Daniel C. Fischer	Incorporated by reference to Exhibit No. 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2016)
14	Citizen’s Independent Bancorp, Inc. Code of Ethics	Incorporated by reference to Exhibit No. 14 of the Corporation’s Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 17, 2015.
16	Letter from Dixon, Davis, Bagent & Company to the Securities and Exchange Commission dated November 27, 2013 regarding change in Company’s Certifying Accountant.	Incorporated by reference to Exhibit No. 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2013 (File No.333-191004)
21	Subsidiary of Citizens Independent Bancorp, Inc.	Filed herewith

23	Consent of Suttle & Stalnaker	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(A)/15d-14(a) Certification – Principal Financial Officer	Filed herewith
32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Comprehensive Income, and (vi) the Notes to Consolidated Financial Statements.	Filed herewith

